Form 10QSB
period 2002-03-31
GOLF PRODUCT TECHNOLOGIES INC
filed 2002-05-13
CIK 1164538

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 -------------


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2002


                                          or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
    OF 1934

    For the transition period from to

                                 -------------


                        Commission file number: 000-49810


                         Golf Product Technologies, Inc.
     (Exact Name of Small Business Issuer as Specified in Its Charter)

                                 -------------

                   Florida                          65-1129207
          (State of incorporation)    (I.R.S. Employer Identification No.)

                               3360 NW 53rd Circle
                              Boca Raton, FL  33496
                   (Address of principal executive offices)


                   Registrant's telephone number: (561) 862-0529
                                                  --------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----


The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of May 13, 2002 was 5,634,750 and there were 34 stockholders of record.

Golf Product Technologies, Inc. Index to Form 10-QSB

Part 1   Financial Information

Item 1.  Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and
	  Results of Operations


Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information


Item 1.  Financial Statements


                        Golf Product Technologies, Inc.
                         (A Development Stage Company)


                                   Contents
                                   --------


                                                    Page(s)
                                                    -------

Balance Sheets                                         1


Statements of Operations                               2


Statements of Cash Flows                               3


Notes to Financial Statements                          4

                        Golf Product Technologies, Inc.
                         (A Development Stage Company)
                                Balance Sheets
                                --------------


                                    Assets
                                    ------

                                        March 31, 2002
                                        (Unaudited)         December 31, 2001
                                        --------------      -----------------

Assets
Cash                                    $       6,787       $         7,449
Prepaid expenses                                  -                     725
                                        --------------      -----------------
Total Current Assets                    $       6,787       $         8,174
                                        ==============      =================




                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------


Liabilities
Accounts payable, related party         $      10,225       $           -
Accrued compensation, related party            23,750                12,500
                                        --------------      -----------------
Total Current Liabilities                      33,975                12,500
                                        --------------      -----------------


Stockholders' Deficiency
Preferred stock, $0.0001 par value,
 20,000,000 shares authorized, none
 issued and outstanding                           -                     -
Common stock, $0.0001 par value,
 100,000,000 shares authorized,
 5,628,750 shares issued and
 outstanding                                      563                   563
Additional paid-in capital                     57,387                17,387
Deficit accumulated during
 development stage                            (85,138)              (20,826)
                                        --------------      -----------------
                                              (27,188)               (2,876)
Less subscription receivable                      -                  (1,450)
                                        --------------      -----------------
Total Stockholders' Deficiency                (27,182)               (4,326)
                                        --------------      -----------------

Total Liabilities and
 Stockholders' Deficiency               $       6,787       $         8,174
                                        ==============      =================




                 See accompanying notes to financial statements.

                         Golf Product Technologies, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                            ------------------------
                                   (Unaudited)




                                                                From
                                   Three Months             August 9, 2001
                                       Ended                (Inception) to
                                   March 31, 2002           March 31, 2002
                                   --------------           --------------

Operating Expenses
Compensation                       $      11,250            $      23,750
General and administrative                 1,529                    2,605
Professional fees                         51,533                   58,783
                                   --------------           --------------
Total Operating Expenses                  64,312                   85,138
                                   --------------           --------------

Loss from Operations                     (64,312)                 (85,138)

Net Loss                           $     (64,312)           $     (85,138)
                                   ==============           ==============

Net loss per share
  - basic and diluted              $       (0.01)           $       (0.02)
                                   ==============           ==============


Weighted average number
of shares outstanding during
the period - basic and diluted         5,628,750                5,421,533
                                   ==============           ==============



                 See accompanying notes to financial statements.

                         Golf Product Technologies, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                            ------------------------
                                   (Unaudited)


                                                                  From
                                          Three Months       August 9, 2002
                                             Ended           (Inception) to
                                          March 31, 2002     March 31, 2002
                                          --------------     --------------

Cash Flows from Operating Activities:
Net loss                                  $     (64,312)     $     (85,138)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Stock issued for services and expense
 reimbursement                                      -                2,625
Contributed legal services                       40,000             45,000
Changes in operating assets and
 liabilities:
(Increase) decrease in:
Prepaid expenses                                    725                -
Increase (decrease) in:
Accounts payable                                 10,225             10,225
Accrued compensation                             11,250             23,750
                                          --------------     --------------
Net Cash Used in Operating Activities            (2,112)            (3,538)
                                          --------------     --------------


Cash Flows from Financing Activities
Proceeds from sale of common stock                1,450             10,325
                                          --------------     --------------
Net Cash Provided by Financing Activities         1,450             10,325
                                          --------------     --------------


Net increase in cash                               (662)             6,787

Cash at Beginning of Period                       7,449                -
                                          --------------     --------------

Cash at End of Period                     $       6,787      $       6,787
                                          ==============     ==============




Supplemental Schedule of Non-Cash Investing and Financing Activities:

At inception, the Company issued 5,000,000 common shares valued at $500 to founder for a stipulated cash price, which was settled by forgiveness of accrued expense reimbursement of $375 and contributed legal services of $125.

In December 2001, the Company issued 112,500 common shares for services rendered.

During the quarter ended March 31, 2002, the principal stockholder/officer contributed $40,000 of legal services.



                 See accompanying notes to financial statements.

                         Golf Product Technologies, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  March 31, 2002
                                  --------------
                                   (Unaudited)


Note 1   Basis of Presentation
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes for the period from August 9, 2001 (inception) to December 31, 2001 included in the Company's Form SB-2.

Note 2   Related Party Transactions
-----------------------------------

At March 31, 2002, the Company owed its founder and principal stockholder $23,750 of accrued compensation and $10,225 of accounts payable. During the three months ended March 31, 2002 that officer also contributed legal services valued at its fair market value of $40,000.

Note 3   Going Concern
----------------------

As reflected in the accompanying financial statements, the Company has operating losses from inception of $85,138, an accumulated deficit of $85,138; cash used in operations from inception of $3,538, a working capital deficit at March 31, 2002 of $27,188, and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is negotiating with potential customers, capital funding sources, and service providers to implement its business plan. Management believes that the actions presently being taken to raise capital, implement its business plan, and generate revenues provide the opportunity for the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results and Plan of Operations
---------------------------------

     For the period from inception through March 31, 2002 no revenue was generated or anticipated by management's forecast. We do not anticipate generating revenue until at the earliest, the second half of fiscal 2002, which ends on December 31, 2002. Management has been reinitiating contacts within the golf industry and searching for products to potentially license for introduction into the domestic golf market. We have begun searching for products or brands to license or acquire for introduction into the domestic golf market and are currently testing various products designed by independent golf equipment and accessory designers. There can be no assurance that we will find any such product, nor can there be assurance that revenue will be generated, meet or exceed expectations in the future.

     We anticipate that over the next twelve months we will have discussions with various designers and inventors of various golf products. Our President is attempting to leverage relationships he has developed in the golf equipment industry and identify products that may be available for licensing or acquisition. Once identified, we will attempt to negotiate a contract in order to gain the rights to produce and/or market such product. We also intend to attempt to negotiate with certain designers of golf products for such designers to produce products specifically for us. Our President's background includes having licensed the rights for certain golf products as well as contracting for the design and manufacture of golf products for direct ownership by the marketer.

     During the three months ended March 31, 2002, we incurred expenses of $64,312, which also equaled our loss during that period. This amount consists primarily of cash payments of $2,112, $11,250 of accrued salary to our sole officer and $40,000 of contributed legal services. The remaining $10,225 consists of accounts payable
which is also owed to our sole officer.   Our loss per share through
this date was $0.01.   Our sole current officer has agreed to defer
receipt all salaries until we raise a minimum of $250,000. Our principal executive and administrative offices are located in space that is owned by this officer. We are not presently incurring any rent expenses associated with this space, but are paying to him a monthly fee of $75 to cover the direct expenses (e.g. telephone and fax) associated with this space. We anticipate relocating from this space to a leased space, which would also be in Boca Raton, Florida within 90 days of our completion of raising financing in a minimum amount of at least $250,000.

     Management believes that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern, due to our low burn rate and the cooperation of our management in deferring salaries, assuming that we do not commence our anticipated operations, we will be able to satisfy our cash requirements for at least the next nine months. Executing our business plan beyond the stage of identifying a product or products for introduction, however, will significantly change our cash needs and monthly burn rate and we will not be able to begin such execution until we have raised substantial additional resources.

     We have begun searching for products or brands to license for introduction into the domestic golf market and are currently testing various products designed by independent golf equipment and accessory designers. However, at this time we do not have any agreements in place regarding the acquisition or licensing of any product. If our testing of any product leads us to believe that such product shows promise we will attempt to either acquire the rights to such product in full or negotiate an exclusive license under which we would market such product throughout the United States and then, subsequently, other countries.

     We do not anticipate that there will be any significant changes in the number of employees over the next twelve months unless we are able to raise substantial additional resources.

Liquidity and Capital Resources
------------------------------------------

     While at this time we do not have any significant current liabilities, our current liabilities exceed our current assets and may continue to do so in the future. Our business expansion will require significant capital resources that may be funded through the issuance of notes payable or other debt arrangements that may affect our debt structure.

     To date we have incurred a total of $85,138 in general operating expenses and expenses associated with searching for products or brands to acquire or license. We raised the cash amounts used in these activities from a Regulation D offering in which we raised $10,325.

     To date, we have managed to keep our monthly burn rate low for two reasons. First, our sole officer has agreed not to draw a salary until a minimum of $250,000 in funding is obtained. Second, we have been able to keep our operating expenses to a minimum by operating in space owned by our sole officer and are only paying the direct expenses associated with our business operations.

     Given our low monthly burn rate and the agreement of our officer, management believes that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern, and assuming that we do not commence our anticipated operations it has sufficient financial resources to meet its obligations for at least the next twelve months.

     In the early stages of our business plan, we will need cash for research and development and for testing of products. The most important milestone will be locating and securing an agreement for the license of, or developing internally an acceptable product for introduction into the golf market. There can be no assurance that we will successfully find or develop any such product. Our main cash need during this early stage will be for expenses relating to locating and acquiring or licensing a product, including travel to meet with designers of golf equipment and accessories and testing of products. We anticipate that during the first year, in order to begin executing our business plan, we would need to spend a minimum of $50,000 on such endeavors. There can be no assurance that we will be able to keep costs from being more than these estimated amounts or that we will be able to raise such funds. We may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, our sole officer anticipates that he will continue seeking opportunities in the golf industry that require less capital. An example of such an opportunity would be acquiring the rights for distribution of a product for various markets and then seeking a third party to actually distribute such products and pay a royalty to us based on sales achieved. If no alternative financing can be found and our officer is unable to identify and capitalize on opportunities in the golf industry, we may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 3 of our financial statements.

     Once a product is licensed or acquired, however, we will need additional cash to introduce such product to market. We will likely have to carry the costs of producing at least some samples of the product to be introduced in order to facilitate sales. Management does not believe it can accurately predict these expected costs because they could fluctuate significantly depending on the nature of the product to be introduced.

     We intend to utilize an independent sales force, who will be compensated on a commission basis, solely for sales actually achieved by them. By using such a sales force we will be able to maintain lower cost of sales while also keeping our funding requirements to a minimum.


Uncertainties
-----------------

     There is intense competition in the golf equipment and accessories industry with other companies that are much larger and both national and international in scope and which have greater financial resources than we have. At present, we require additional capital to make our full entrance into the golf industry.

Forward Looking Statements

     Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, competitive pricing pressures at both the wholesale and retail levels, changes in market demand, changing interest rates, adverse weather conditions that reduce sales at distributors, the risk of assembly and manufacturing plant shutdowns due to storms or other factors, and the impact of marketing and cost-management programs.

Recent Accounting Pronouncements

     SFAS No. 141, "Business Combinations", establishes financial accounting and reporting standards for business combinations and supercedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting. Adoption of SFAS No. 141 is not expected to have a material effect on the Company, inasmuch as the Company has historically not participated in any business combinations.

     SFAS No. 142, "Goodwill and Other Intangible Assets", establishes financial accounting and reporting standards for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 establishes standards as to how intangible assets that are acquired (but not acquired in a business combination) should be accounted for in financial statements upon their acquisition. In addition, SFAS No. 142 establishes standards how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Adoption of SFAS No. 142 is not expected to have a material effect on the Company, inasmuch as the Company has historically not had a material amount of intangible assets and no goodwill recorded in the financial statements.

     Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 144 on January 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

Part II - Other Information


Item 1.

There are no reportable events for Item 1 through Item 5.


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)   Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three month period ended March 31, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 13, 2002

                                   GOLF PRODUCT TECHNOLOGIES, INC.

                                   By:  /s/ Jim Dodrill
                                      -----------------
                                      Jim Dodrill
                                      Principal Executive Officer,
                                      President, Principal Financial
                                      Officer and Director