Form 10QSB
period 2002-06-30
GOLF PRODUCT TECHNOLOGIES INC
filed 2002-08-14
CIK 1164538

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 -------------


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2002


                                          or

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----


The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of August 13, 2002 was 5,628,750 and there were 31 stockholders of record.

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

                        Golf Product Technologies, Inc.
                         (A Development Stage Company)
                                Balance Sheets
                                --------------


                                    Assets
                                    ------

                                        June 30, 2002
                                        (Unaudited)         December 31, 2001
                                        --------------      -----------------

Assets
Cash                                    $       4,820       $         7,449
Prepaid expenses                                  -                     725
                                        --------------      -----------------
Total Current Assets                    $       4,820       $         8,174
                                        ==============      =================




                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------


Liabilities
Accounts payable, related party         $      20.300       $           -
Accrued compensation, related party            35,000                12,500
                                        --------------      -----------------
Total Current Liabilities                      55,300                12,500
                                        --------------      -----------------


Stockholders' Deficiency
Preferred stock, $0.0001 par value,
 20,000,000 shares authorized, none
 issued and outstanding                           -                     -
Common stock, $0.0001 par value,
 100,000,000 shares authorized,
 5,628,750 shares issued and
 outstanding                                      563                   563
Additional paid-in capital                     57,387                17,387
Deficit accumulated during
 development stage                           (108,430)              (20,826)
                                        --------------      -----------------
                                              (50,480)               (2,876)
Less subscription receivable                      -                  (1,450)
                                        --------------      -----------------
Total Stockholders' Deficiency                (50,480)               (4,326)
                                        --------------      -----------------

Total Liabilities and
 Stockholders' Deficiency               $       4,820       $         8,174
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

                         Golf Product Technologies, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                            ------------------------
                                   (Unaudited)




                                                                     From
                                   Three Months    Six Months    August 9, 2001
                                       Ended         Ended       (Inception) to
                                   June 30, 2002  June 30, 2002   June 30, 2002
                                   -------------- -------------  --------------

Operating Expenses
Compensation                     $      11,250    $   22,500       $    35,000
General and administrative                 742         2,271             3,347
Professional fees                       11,300        62,833            70,083
                                 --------------  ------------    --------------
Total Operating Expenses                23,292        87,604           108,430
                                 --------------  ------------    --------------

Loss from Operations                   (23,292)      (87,604)         (108.430)

Net Loss                         $     (23,292)   $  (87,604)     $   (108,430)
                                 ==============  ============    ==============

Net loss per share
  - basic and diluted            $         -      $    (0.02)       $    (0.02)
                                 ==============  ============    ==============


Weighted average number
of shares outstanding during
the period - basic and diluted       5,628,750     5,628,750         5,479,554
                                 ==============  ============    ==============



                 See accompanying notes to financial statements.

                         Golf Product Technologies, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                            ------------------------
                                   (Unaudited)


                                                                  From
                                            Six Months       August 9, 2002
                                             Ended           (Inception) to
                                           June 30, 2002     June 30, 2002
                                          --------------     --------------

Cash Flows from Operating Activities:
Net loss                                  $     (87,604)     $    (108,430)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Stock issued for services and expense
 reimbursement                                      -                2,625
Contributed legal services                       40,000             45,000
Changes in operating assets and
 liabilities:
(Increase) decrease in:
Prepaid expenses                                    725                -
Increase (decrease) in:
Accounts payable                                 20,300             20,300
Accrued compensation                             22,500             35,000
                                          --------------     --------------
Net Cash Used in Operating Activities            (4,079)            (5,505)
                                          --------------     --------------


Cash Flows from Financing Activities
Proceeds from sale of common stock                  -               10,325
Proceeds from stock subscriptions                 1,450                -
                                          --------------     --------------
Net Cash Provided by Financing Activities         1,450             10,325
                                          --------------     --------------


Net increase in cash                             (2,629)             4,820

Cash at Beginning of Period                       7,449                -
                                          --------------     --------------

Cash at End of Period                     $       4,820      $       4,820
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

                         Golf Product Technologies, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2002
                                  --------------
                                   (Unaudited)


Note 1   Basis of Presentation
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes for the period from August 9, 2001 (inception) to December 31, 2001 included in the Company's Form 10-KSB.

Note 2   Related Party Transactions
-----------------------------------

At June 30, 2002, the Company owed its founder and principal stockholder $35,000 of accrued compensation and $20,300 of accounts payable. The officer also contributed legal services in the first quarter valued at its fair market value of $40,000.

Note 3   Going Concern
----------------------

As reflected in the accompanying financial statements, the Company has operating losses from inception of $108,430, a deficit accumulated during the development stage of $108,430; cash used in operations for the period from August 9, 2001 (inception) through June 30, 2002 of $5,505, a working capital deficit at June 30, 2002 of $50,480, and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results and Plan of Operations
---------------------------------

     For the period from inception through June 30, 2002 no revenue was generated or anticipated by management's forecast. We do not anticipate generating revenue until at the earliest, the second half of fiscal 2002, which ends on December 31, 2002. During the most recent quarter, management has continued reinitiating contacts within the golf industry and searching for products to potentially license for introduction into the domestic golf market. We have begun searching for products or brands to license or acquire for introduction into the domestic golf market and are currently testing various products designed by independent golf equipment and accessory designers. There can be no assurance that we will find any such product, nor can there be assurance that revenue will be generated, meet or exceed expectations in the future.

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

     During the three months ended June 30, 2002, we incurred
expenses of $23,292, which also equaled our loss during that period.
This amount consists primarily of cash payments of $742,  $11,250 of accrued salary to our sole officer and $11,300 of professional fees.  During the six months ended June 30, 2002, we incurred expenses of $87,604,which also equaled our loss during that period. This amount consists primarily of cash payments of $2,271, $22,500 of accrued salary to our sole officer and $62,833 in professional fees. Our loss per share through
this date was $0.02.   Our sole current officer has agreed to defer
receipt all salaries until we raise a minimum of $250,000. Our principal executive and administrative offices are located in space that is owned by this officer. We are not presently incurring any rent expenses associated with this space, but are paying to him a monthly fee of $75 to cover the direct expenses (e.g. telephone and fax) associated with this space. We anticipate relocating from this space to a leased space, which would also be in Boca Raton, Florida within 90 days of our completion of raising financing in a minimum amount of at least $250,000.

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

     To date we have incurred a total of $108,430 in general operating expenses and expenses associated with searching for products or brands to acquire or license. We raised the cash amounts used in these activities from a Regulation D offering in which we raised
$10,325.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)   Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three month period ended June 30, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 13, 2002

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