Form 10QSB
period 2002-09-30
GOLF PRODUCT TECHNOLOGIES INC
filed 2002-10-31
CIK 1164538

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 -------------


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2002


                                          or

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----


The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of October 30, 2002 was 5,628,750 and there were 31 stockholders of record.

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

                        Golf Product Technologies, Inc.
                         (A Development Stage Company)
                                Balance Sheets
                                --------------


                                    Assets
                                    ------

                                      September 30, 2002
                                        (Unaudited)         December 31, 2001
                                        --------------      -----------------

Assets
Cash                                    $       2,982       $         7,449
Prepaid expenses                                  -                     725
                                        --------------      -----------------
Total Current Assets                    $       2,982       $         8,174
                                        ==============      =================




                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------


Liabilities
Accounts payable, related party         $      30.300       $           -
Accrued compensation, related party            44,375                12,500
                                        --------------      -----------------
Total Current Liabilities                      74,675                12,500
                                        --------------      -----------------


Stockholders' Deficiency
Preferred stock, $0.0001 par value,
 20,000,000 shares authorized, none
 issued and outstanding                           -                     -
Common stock, $0.0001 par value,
 100,000,000 shares authorized,
 5,628,750 shares issued and
 outstanding                                      563                   563
Additional paid-in capital                     57,387                17,387
Deficit accumulated during
 development stage                           (129,643)              (20,826)
                                        --------------      -----------------
                                              (71,693)               (2,876)
Less subscription receivable                      -                  (1,450)
                                        --------------      -----------------
Total Stockholders' Deficiency                (71,693)               (4,326)
                                        --------------      -----------------

Total Liabilities and
 Stockholders' Deficiency               $       2,982       $         8,174
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

                         Golf Product Technologies, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                            ------------------------
                                   (Unaudited)





                                                      From                                     From                 From
                                   Three Months   August 9, 2001        Nine Months         August 9, 2001      August 9, 2001
                                  Ended September (Inception) to         Ended              (Inception) to      (Inception) to
                                      30, 2002    September 30, 2001   September 30, 2002   September 30, 2001  September 30, 2002
                                 --------------   ------------------   -------------------  ------------------  ------------------
Operating Expenses
Compensation                     $       9,375     $    5,000           $    31,875         $    5,000          $   44,375
General and administrative               1,050            199                 3,321                199               4,397
Professional fees                       10,788          2,000                73,621              2,000              80,871
                                 --------------   ------------          --------------      --------------      -------------
Total Operating Expenses                21,213          7,199               108,817              7,199             129,643
                                 --------------   ------------          --------------      --------------      -------------

Loss from Operations                   (21,213)        (7,199)             (108.817)            (7,199)           (129,643)

Net Loss                         $     (21,213)    $   (7,199)          $  (108,817)            (7,199)           (129,643)
                                 ==============   ============          ==============      ==============      =============

Net loss per share
  - basic and diluted            $         -      $      -              $     (0.02)                 -               (0.02)
                                 ==============  ============           ==============      ==============      =============


Weighted average number
of shares outstanding during
the period - basic and diluted       5,628,750     5,086,418              5,628,750          5,086,418           5,512,470
                                 ==============  ============           ==============      ==============      =============


                 See accompanying notes to financial statements.

                         Golf Product Technologies, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                            ------------------------
                                   (Unaudited)



                                                                        From                 From
                                              Nine Months           August 9, 2002       August 9, 2001
                                                Ended               (Inception) to       (Inception) to
                                           September 30, 2002     September 30, 2001   September 30, 2002
                                          -------------------     ------------------   ------------------

Cash Flows from Operating Activities:
Net loss                                  $    (108,817)          $      (7,199)        $  (129,643)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Stock issued for services and expense                                                         2,625
 reimbursement                                      -                       150              45,000
Contributed legal services                       40,000                   2,000
Changes in operating assets and
 liabilities:
(Increase) decrease in:
Prepaid expenses                                    725                     -                   -
Increase (decrease) in:
Accounts payable                                 30,300                     -                30,300
Accrued compensation                             31,875                   5,000              44,375
                                          --------------          ------------------   ------------------
Net Cash Used in Operating Activities            (5,917)                    (49)             (7,343)
                                          --------------          ------------------   ------------------


Cash Flows from Financing Activities
Proceeds from sale of common stock                  -                     3,725              10,325
Proceeds from stock subscriptions                 1,450                     -                   -
                                          --------------          ------------------   ------------------
Net Cash Provided by Financing Activities         1,450                   3,725              10,325
                                          --------------          ------------------   ------------------


Net increase in cash                             (4,467)                  3,676               2,982

Cash at Beginning of Period                       7,449                     -                   -
                                          --------------          -----------------    ------------------

Cash at End of Period                     $       2,982           $       3,676        $      2,982
                                          ==============          =================    ==================



Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the nine months ended September 30, 2002, the principal stockholder/officer contributed $40,000 of legal services.



                 See accompanying notes to financial statements.

                         Golf Product Technologies, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                September 30, 2002
                                 -----------------
                                   (Unaudited)



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

For further information, refer to the audited financial statements and footnotes for the year ending December 31, 2001 included in the Company's Form SB-2/A.

Note 2   Related Party Transactions
-----------------------------------

At September 30, 2002, the Company owed its founder and principal stockholder $44,375 of accrued compensation and $30,300 of accounts payable. That officer also contributed legal services during the nine months ended September 30, 2002 valued at its fair market value of $40,000.

Note 3   Going Concern
----------------------

As reflected in the accompanying financial statements, the Company has operating losses for the three months ended September 30, 2002 of $21,213, a deficit accumulated during development stage of $129,643, cash used in operations for the nine months ended September 30, 2002 of $5,917, a working capital deficiency at September 30, 2002 of $71,693, and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results and Plan of Operations
---------------------------------

     For the period from inception through September 30, 2002 no revenue was generated or anticipated by management's forecast.
Although we had anticipated generating revenue during the second half of fiscal 2002, which ends on December 31, 2002, difficulties in securing a product for introduction have caused us to revise this forecast. We currently do not anticipate generating revenues until sometime during fiscal 2003. During the most recent quarter, management has continued searching for products to potentially license or acquire for introduction into the domestic golf market. We have begun searching for products or brands to license or acquire for introduction into the domestic golf market and have tested and will continue testing various products designed by independent golf equipment and accessory designers. There can be no assurance that we will find any such product, nor can there be assurance that revenue will be generated, meet or exceed expectations in the future.

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

     During the three months ended September 30, 2002, we incurred expenses of $21,213, which also equaled our loss during that period. This amount consists primarily of general and administrative expenses of $1,050, $9,375 of accrued salary to our sole officer and $10,788 in professional fees. During the nine months ended September 30, 2002, we incurred expenses of $108,817, which also equaled our loss during that period. This amount consists primarily of general and administrative expenses of $3,321, $31,875 of accrued salary to our sole officer and $73,621 in professional fees. Our loss per share
through this date was $0.02.   Our sole current officer has agreed to
defer receipt all salaries until we raise a minimum of $250,000. Our principal executive and administrative offices are located in space that is owned by this officer. We are not presently incurring any rent expenses associated with this space, but are paying to him a monthly fee of $75 to cover the direct expenses (e.g. telephone and fax) associated with this space. We anticipate relocating from this space to a leased space, which would also be in Boca Raton, Florida within 90 days of our completion of raising financing in a minimum amount of at least $250,000.

     Management believes that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern, due to our low burn rate and the cooperation of our management in deferring salaries, assuming that we do not commence our anticipated operations, we will be able to satisfy our cash requirements for at least the next six months. Executing our business plan beyond the stage of identifying a product or products for introduction, however, will significantly change our cash needs and monthly burn rate and we will not be able to begin such execution until we have raised substantial additional resources.

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

     To date we have incurred a total of $129,643 in general operating expenses and expenses associated with searching for products or brands to acquire or license. We raised the cash amounts used in these activities from a Regulation D offering in which we raised $10,325.

     To date, we have managed to keep our monthly burn rate low for two reasons. First, our sole officer has agreed not to draw a salary until a minimum of $250,000 in funding is obtained. Second, we have been able to keep our operating expenses to a minimum by operating in space owned by our sole officer and are only paying the direct expenses associated with our business operations.

     Given our low monthly burn rate and the agreement of our officer, management believes that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern, and assuming that we do not commence our anticipated operations it has sufficient financial resources to meet its obligations for at least the next six months.

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

Forward Looking Statements
---------------------------

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

Recent Accounting Pronouncements
--------------------------------

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

     Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions is accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. The adoption of SFAS 145 is not expected to have a material impact on the Company's financial position or results of operations.

     Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position or result of operations

Part II - Other Information


Item 1.

There are no reportable events for Item 1 through Item 5.


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)   Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three month period ended September 30, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


October 31, 2002

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