Form 10-K
period 2002-12-31
GOLF PRODUCT TECHNOLOGIES INC
filed 2003-03-31
CIK 1164538

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

                       Commission File Number 000-49810

                         CENTURION GOLD HOLDINGS, INC.
                   (f/k/a Golf Product Technologies, Inc.)
            ---------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Florida                                 42-1523809
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

                               5800 Hamilton Way
                             Boca Raton, FL  33496
             (Address of principal executive offices) (Zip Code)

                                 (561) 862-0529
            (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.0001 per share
                                 (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Company's revenues for the year ended December 31, 2002 were $0.

     As of December 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on an assumed value of $0.20 per share held by non-affiliates on December 31, 2002) was $373,650.

     As of December 31, 2002, there were 3,686,250 shares of the registrant's Common Stock outstanding.

PART I.

Item 1.  DESCRIPTION OF THE BUSINESS

GENERAL AND COMPANY HISTORY

	Golf Product Technologies, Inc. was incorporated in the state of Florida on August 9, 2001 as a C corporation.

	We attempted to become a golf equipment and accessories design and marketing company and intended to market products that either we licensed or acquired from third parties or developed ourselves. To date, we have been unable to either license, acquire or develop any golf equipment or accessories product that we believe is viable to introduce to market. As of the date of this report we have not generated any revenues.

	In November 2002, due to the difficulties we were encountering in securing an appropriate product to introduce we began considering opportunities in other industries. We were approached by One World Payment Systems, Inc. ("OneWPS") and eventually signed an agreement ("Agreement") to acquire 100% of the outstanding stock of OneWPS. At that time Mr. Edward Panos, the President of OneWPS assumed the duties of serving as our President. As required by the Agreement we ceased all operations in the golf industry at the time we entered into the Agreement. Additionally, as required by the Agreement, Mr. Jim Dodrill, our founder and President, contemporaneously retired 13,200,000 (split adjusted) shares of our common stock that he had held since our inception. The executed documents and the shares of our stock and of OneWPS that were being held in escrow were never exchanged due to various disagreements between the parties and on February 6, 2003, OneWPS decided to terminate the Agreement. Our founder and former President, Mr. Jim Dodrill, returned to continue as our President and continues to serve the company without compensation.

	Following the announcement of the termination of the Agreement we were approached by entities in various industries that are interested in pursuing potential transactions with us. The most promising of these potential transactions appear to be in the gold mining industry. We believe that at this time it would be very difficult for us to achieve our original objectives in the golf equipment and accessories industry and accordingly, we have been actively investigating potential opportunities in the gold mining industry. The opportunities may involve our acquisition of another business or merger with another entity. No assurance can be given that we will successfully consummate any transaction or that any transaction we enter will be on terms that are beneficial to our shareholders. It is anticipated that any transaction we would enter would result in the issuance of shares of our common stock, which would have a dilutive effect to our shareholders.

	To reflect our new focus we effectuated a name change effective March 21, 2003 to our current name of Centurion Gold
Holdings, Inc.

EMPLOYEES

	As of December 31, 2002, we have only one employee, our founder and sole officer, who serves us without compensation.


Item 2.  DESCRIPTION OF PROPERTIES

Our principal office facility is presently located in space owned by our sole officer, who provides us with this space at no cost to the company.


Item 3.  LEGAL PROCEEDINGS

We are not party to any legal proceedings as of the date of this prospectus.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

(a) 	The Company consummated an initial public offering of
its Common Stock, par value $0.0001 per share pursuant to a registration statement declared effective by the Commission on March 18, 2002, File No. 333-81246 ("Registration Statement").

(b) 	 As of December 31, 2002 there were approximately nine
holders of record of Common Stock inclusive of those brokerage firms and/or clearing houses holding the Company's Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

Our Common Stock is eligible for quotation on the Over-The-
Counter Bulletin Board Trading System under the symbol "CGHI".

     The following table sets forth, for the periods indicated, the range of high and low bid prices per share of Common Stock as quoted on the Over-The-Counter Bulletin Board Trading System.


FISCAL YEAR ENDED DECEMBER 31, 2002               LOW     HIGH
-----------------------------------------       ------   -------

October 1, 2002 through December 31, 2002        $0.10   $1.75




Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

The following is a discussion of our results of operations and our liquidity and capital resources. To the extent that our analysis contains statements that are not of a historical nature, these statements are forward-looking statements, which involve risks and uncertainties. See "Risks Associated With Forward-Looking Statements". The following should be read in conjunction with our Financial Statements and the related Notes included elsewhere in this filing.

Results and Plan of Operations
---------------------------------

For the period from inception through December 31, 2002 no revenue was generated or anticipated by management's forecast. Although we had anticipated generating revenue during the second half of fiscal 2002, which ended on December 31, 2002, difficulties in securing a product for introduction have caused us to revise this forecast. As the Company is no longer exploring opportunities within the golf industry, we cannot presently forecast when we may generate revenue.

We anticipate that over the next twelve months we will have discussions with companies involved in the gold mining industry in an attempt to identify and consummate an acquisition of or merger with another entity.

During the year ended December 31, 2002, we incurred total operating expenses of $145,184, which also equaled our loss during that period. This amount consists primarily of general and administrative expenses of $7,649, $50,625 of accrued salary to our sole officer and $86,910 in professional fees. This compares to the period from August 9, 2001 (inception) to December 31, 2001, during which we incurred total operating expenses of $20,826, which also equaled our loss during that period. This amount consists primarily of general and administrative expenses of $1,076, $12,500 of accrued salary to our sole officer and $7,250 in professional fees. This increase of $124,338 is the result of operating for a full year as opposed to less than 5 months and to the increase in our efforts to secure a product for introduction to the golf market. Our
loss per share through this date was $0.01.   Our sole current
officer has agreed to defer receipt all salaries until we raise a minimum of $250,000. Our principal executive and administrative offices are located in space that is owned by this officer. We are not presently incurring any rent expenses associated with this space, but are paying or accruing to him a monthly fee of $75 to cover the direct expenses (e.g. telephone and fax) associated with this space.

Management believes that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern, due to our minimal cash requirements and the cooperation of our management in deferring salary, assuming that we do not commence our anticipated operations, we will be able to satisfy our cash requirements for at least the next six months.

Unless we engage in a business combination transaction, we do not anticipate that there will be any significant changes in the number of employees over the next twelve months unless we are able to raise substantial additional resources.

Liquidity and Capital Resources
--------------------------------

While at this time we do not have any significant current liabilities, our current liabilities exceed our current assets and may continue to do so in the future. Our business expansion will require significant capital resources that may be funded through the issuance of notes payable or other debt arrangements that may affect our debt structure.

From inception to date we have incurred a total of $166,010 in operating expenses. We raised the cash amounts used in these activities from a Regulation D offering in which we raised $10,325. Additionally, our sole officer advanced
$5,000 to us in February 2003.

From inception to date, we have managed to keep our monthly cash requirements low for two reasons. First, our sole officer has agreed not to draw a salary until a minimum of $250,000 in funding is obtained. Second, we have been able to keep our operating expenses to a minimum by operating in space owned by our sole officer and are only paying the direct expenses associated with our business operations.

Given our low monthly cash requirements and the agreement of our officer, management believes that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern, and assuming that we do not commence our anticipated operations, it has sufficient financial resources to meet its obligations for at least the next six months.


Uncertainties
-----------------

There can be no assurance that we will be able to successfully consummate any business combination transaction with any entity. If we are unable to successfully negotiate a transaction with another entity we may be forced to seek the protection of the bankruptcy courts.

Forward-Looking Statements

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

Recent Accounting Pronouncements

	SFAS No. 141, "Business Combinations", establishes financial accounting and reporting standards for business combinations and supercedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting. Adoption of SFAS No. 141 did not have a material effect on the Company, as the Company has not participated in any business combinations.

	SFAS No. 142, "Goodwill and Other Intangible Assets", establishes financial accounting and reporting standards for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 establishes standards as to how intangible assets that are acquired (but not acquired in a business combination) should be accounted for in financial statements upon their acquisition. In addition, SFAS No. 142 establishes standards how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Adoption of SFAS No. 142 did not have a material effect on the Company, as the Company has no intangible assets or goodwill recorded in the financial statements.

Statement No. 144 "Accounting for the Impairment or
Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 144 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 145, "Rescission of FASB Statements No. 4,
44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. The adoption of SFAS 145 is not expected to have a material impact on the Company's financial position or results of operations.

Statement No. 146, "Accounting for Exit or Disposal
Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 did not have a material impact on the Company's financial position or result of operations.

Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The disclosure provisions of Statement 148 did not have a material impact on the Company's financial position, results of operations or liquidity.

Item 7.  FINANCIAL STATEMENTS

    	The Financial Statements are included with this report commencing on page F-1.


Item 8.  CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III.

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors, executive officers and key employees are as follows:

Name              Age     Position                          Director Since
Jim Dodrill        36     President, Principal Executive      2001
                          Officer, Principal Financial
                          Officer and Director

Jim Dodrill is currently practicing, and has practiced since January 2000, law through his own firm, The Law Office of James G. Dodrill II, PA. Simultaneously, Mr. Dodrill devotes efforts to furthering our business.

From February 1996 until January 2000, Mr. Dodrill served as President, General Counsel and a Director of Outlook Sports Technology, Inc., a designer and marketer of golf equipment, apparel and accessories which he founded. During Mr. Dodrill's time at Outlook Sports, he negotiated the license of all intellectual property rights for North America and Japan from one of Europe's largest golf equipment and apparel design companies and oversaw the development and introduction of golf equipment, apparel and accessories under two brand names, HiPPO and Tegra, into the North American market. Subsequently, Mr. Dodrill negotiated the sale of the licensed rights and Outlook Sports continued operations with one brand. During Mr. Dodrill's tenure at Outlook Sports, they accumulated a deficit of $18,712,054 and achieved net revenue of $88,474 in the year ending January 31, 2000 and $468,194 in the year ending January 31, 1999, the two final years of Mr. Dodrill's tenure. Mr. Dodrill also was responsible for negotiating contracts ranging from the outsourcing of production to professional endorsement of the product lines. Soon after Mr. Dodrill's departure, Outlook Sports discontinued its golf operations. From 1993 until 1996, Mr. Dodrill was an associate at the law firm of Latham & Watkins, practicing in the corporate area with an emphasis on securities offerings, acquisitions, finance and general corporate representation. Mr. Dodrill graduated from Brown University in 1988 and the University of Miami School of Law, magna cum laude, in 1993.

Directors' Remuneration

Our directors are presently not compensated for serving on the board of directors.

Executive Compensation

Employment Agreements

We have not entered into any employment agreements.


Section 16(a) Beneficial Ownership Reporting Compliance

     	The Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2002, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

	The following table sets forth the total compensation paid to or accrued for the fiscal years ended December 31, 2002 and from August 9, 2001 (inception) to December 31, 2001 to our
Principal Executive Officer.

Annual Compensation



Annual Compensation


Name and                                              Other       Restricted     Securities                     All
Principal Position                                    Annual         Stock       Underlying      LTIP          Other
                       Year    Salary     Bonus     Compensation     Awards      Options        Payouts    Compensations
------------------     ----    ------     -----     ------------  ----------     -----------    -------    -------------

Jim Dodrill,           2002    $50,625      0             0            0             0             0            0
President,             2001    $12,500      0             0            0             0             0            0

Edward Panos           2002    $0           0             0            0             0             0            0
Past President



(1)	Mr. Panos is the President of One World Payment
Systems, which we attempted to acquire during fiscal year
2002. Subsequent to signing an acquisition agreement but prior to any actual closing of the transaction, Mr. Panos assumed the duties of serving as our President. However, the shareholders of One World Payment Systems subsequently decided to terminate the agreement prior to the transaction officially closing. Following such termination our founder Mr. Dodrill resumed serving as our President.


Stock Option Grants in the past fiscal year

We have not issued any grants of stock options in the past fiscal year.


Employment Agreements

We have not entered into any employment agreements.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of the date of this report, by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:


Name and Address of                    Number of      Percent
Beneficial Owner                     Shares Owned      Owned

Jim Dodrill
C/O Centurion Gold Holdings, Inc.       1,300,000       35.27
5800 Hamilton Way
Boca Raton, FL  33496



All Directors and Officers as a         1,300,000       35.27
Group (1 Person)

Item 12. CERTAIN TRANSACTIONS


In December, 2002, Jim Dodrill, our founder, sole officer and principal shareholder contributed 13,200,000 shares of our common stock at par value.

On February 21, 2003, Mr. Dodrill advanced $5,000 to us for use as working capital.


Item 13. EXHIBITS AND REPORTS ON FORM 8-K


(a) 	3.4 	Amendment to Articles of Incorporation filed March
21, 2003.

(b)	Form 8-K filed December 19, 2002 making reports on Item 1,
2 and 7 regarding One World Payment Systems, Inc.



Item 14.  CONTROLS AND PROCEDURES

	The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

                        Centurion Gold Holdings, Inc.
                  (F/K/A Golf Product Technologies, Inc.)
                       (A Development Stage Company)



                           Financial Statements

                             December 31, 2002

                        Centurion Gold Holdings, Inc.
                  (F/K/A Golf Product Technologies, Inc.)
                        (A Development Stage Company)



                                    Contents
                                    --------


                                                     Page(s)
                                                     -------

Independent Auditors' Report                            1

Balance Sheet                                           2

Statements of Operations                                3

Statements of Changes in Stockholders' Deficiency       4

Statements of Cash Flows                                5

Notes to Financial Statements                         6 - 11

                          Independent Auditors' Report
                          ----------------------------

To the Board of Directors of:
Centurion Gold Holdings, Inc.
(F/K/A Golf Product Technologies, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheet of Centurion Gold Holdings, Inc. (F/K/A Golf Product Technologies, Inc.) (a development stage company) as of December 31, 2002 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year ended December 31, 2002, the period from August 9, 2001 (inception) to December 31, 2001 and for the period from August 9, 2001 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Centurion Gold Holdings, Inc. (F/K/A Golf Product Technologies, Inc.) (a development stage company) as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002, the period from August 9, 2001 (inception) to December 31, 2001 and from August 9, 2001 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company's net loss in 2002 of $145,184, deficit accumulated during development stage at December 31, 2002 of $166,010, cash used in operations in 2002 of $7,995, working capital deficit at December 31, 2002 of $108,060 and its status as a development stage company with no revenues raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 25, 2003

                         Centurion Gold Holdings, Inc.
                     (F/K/A Golf Product Technologies, Inc.)
                         (A Development Stage Company)
                                Balance Sheet
                              December 31, 2002
                              -----------------


                                    Assets
                                    ------


                                              2002
                                        --------------

Assets
Cash                                    $         904
Prepaid expenses                                  -
                                        --------------
Total Current Assets                    $         904
                                        ==============




                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------


Liabilities
Accounts payable                        $       2,389
Accounts payable, related party                42,800
Accrued compensation, related party            63,125
Accrued expenses, related party                   650
                                        --------------
Total Current Liabilities                     108,964
                                        --------------


Stockholders' Deficiency
Preferred stock, $0.0001 par value,
 20,000,000 shares authorized, none
 issued and outstanding                           -
Common stock, $0.0001 par value,
 100,000,000 shares authorized,
 3,686,250 shares issued and
 outstanding                                      369
Additional paid-in capital                     57,581
Deficit accumulated during
 development stage                           (166,010)
                                        --------------
                                             (108,060)
                                        --------------
Total Stockholders' Deficiency               (108,060)
                                        --------------

Total Liabilities and
 Stockholders' Deficiency               $         904
                                        ==============




                 See accompanying notes to financial statements.

                         Centurion Gold Holdings, Inc.
                     (F/K/A Golf Product Technologies, Inc.)
                         (A Development Stage Company)
                            Statements of Operations
                            ------------------------




                                                       From August 9, 2001 (Inception)
                                                             to December 31,
                                 December 31, 2002      2001                2002
                                 --------------   ------------------   -------------------
Operating Expenses
Compensation                     $      50,625     $   12,500           $    63,125
General and administrative               7,649          1,076                 8,725
Professional fees                       86,910          7,250                94,160
                                 --------------   ------------          --------------
Total Operating Expenses               145,184         20,826               166,010
                                 --------------   ------------          --------------

Net Loss                         $    (145,184)    $  (20,826)          $  (166,010)
                                 ==============   ============          ==============

Net loss per share
  - basic and diluted            $       (0.01)    $      -             $     (0.01)
                                 ==============   ============          ==============


Weighted average number
of shares outstanding during
the period - basic and diluted      15,801,318    15,876,068             15,822,466
                                 ==============  ============           ==============


                 See accompanying notes to financial statements.

                         Centurion Gold Holdings, Inc.
                     (F/K/A Golf Product Technologies, Inc.)
                         (A Development Stage Company)
               Statements of Changes in Stockholders' Deficiency





                                                                    Deficit
                                                                  Accumulated
                                    Common Stock      Additional    During
                                    ------------        Paid-in   Development  Subscriptions
                                  Shares      Amount     Capital     Stage       Receivable     Total
                                  ---------   ------   ----------  -----------  -------------  --------
Common stock issued to founder    15,000,000   $1,500    $(1,000)    $   -       $    -         $    500

Common stock issued for cash       1,548,750      155     10,170         -        (1,450)          8,875

Common stock issued for services    337,500       34       2,216         -           -             2,250

Contributed legal services              -         -        4,875         -           -             4,875

Net loss from August 9, 2001
 (inception) to December 31, 2001       -         -           -       (20,826)       -           (20,826)
                                  ---------   ------   ----------  -----------  -------------  ----------

Balance, December 31, 2001        16,886,250  $1,689    $ 16,261    $ (20,826)  $ (1,450)      $  (4,326)

Contributed Capital                     -         -       40,000         -           -            40,000

Payment on subscription                 -         -           -          -         1,450           1,450

Contributed shares               (13,200,000) (1,320)      1,320         -           -               -

Net loss, 2002                          -         -           -      (145,184)       -          (145,184)
                                 ------------ -------   ---------  -----------  -------------  ----------

Balance, December 31, 2002         3,686,250  $  369     $57,581    $(166,010)  $    -         $(108,060)
                                  =========== ======   ==========  ===========  =============  ==========


                     See accompanying notes to financial statements.

                         Centurion Gold Holdings, Inc.
                     (F/K/A Golf Product Technologies, Inc.)
                         (A Development Stage Company)
                           Statements of Cash Flows
                           ------------------------





                                                                     From August 9, 2001 (Inception)
                                                                           to December 31,
                                          December 31, 2002           2001                2002
                                          -------------------     ------------------   ------------------

Cash Flows from Operating Activities:
Net loss                                  $    (145,184)          $     (20,826)        $  (166,010)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Stock issued for services and expense
 reimbursement                                      -                     2,625               2,625
Contributed legal services                       40,000                   5,000              45,000
Changes in operating assets and
 liabilities:
(Increase) decrease in:
Prepaid expenses                                    725                     725                 -
Increase (decrease) in:
Accounts payable                                  2,389                     -                 2,389
Accounts payable, related party                  42,800                     -                42,800
Accrued compensation, related party              50,625                  12,500              63,125
Accrued expense, related party                      650                     -                   650
                                          --------------          ------------------   ------------------
Net Cash Used in Operating Activities            (7,995)                 (1,426)             (9,421)
                                          --------------          ------------------   ------------------


Cash Flows from Financing Activities
Proceeds from sale of common stock                  -                     8,875               8,875
Proceeds from stock subscriptions                 1,450                     -                 1,450
                                          --------------          ------------------   ------------------
Net Cash Provided by Financing Activities         1,450                   8,875              10,325
                                          --------------          ------------------   ------------------


Net increase (Decrease) in cash                  (6,545)                  7,449                 904

Cash at Beginning of Period                       7,449                     -                   -
                                          --------------          -----------------    ------------------

Cash at End of Period                     $         904                   7,449                 904
                                          ==============          =================    ==================






Supplemental Schedule of Non-Cash Investing and Financing Activities:

At inception, the Company issued 15,000,000 common shares valued at $500 to founder for a stipulated cash price, which was settled by forgiveness of accrued expense reimbursement of $375 and contributed legal services of $125.

In December 2001, the Company issued 337,500 common shares for services rendered.

In December 2002, the founder and principal stockholder contributed 13,200,000 common shares at par value.

In December 2002, the sole director authorized a 3-for-1 split of the Company's par value common stock.


See accompanying notes to financial statements.

                         Centurion Gold Holdings, Inc.
                     (F/K/A Golf Product Technologies, Inc.)
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2002
                               -----------------

Note 1   Significant Accounting Policies
----------------------------------------

	(A) Organization and Nature of Business

Centurion Gold Holdings, Inc. (F/K/A Golf Product Technologies, Inc.)
(a development stage company) (the "Company") was incorporated in Florida on August 9, 2001, and has elected a fiscal year end of December 31.

The Company attempted to build a diversified golf equipment and accessories design and marketing company. The Company is exploring acquisition opportunities in the gold mining industry at December 31, 2002.

Activities during the development stage include developing the corporate infrastructure and business plan and raising capital.

(B) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(C) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

(D) Net Loss Per Common Share

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At December 31, 2002, there were no common stock equivalents outstanding, which may dilute future earnings per share.

                         Centurion Gold Holdings, Inc.
                     (F/K/A Golf Product Technologies, Inc.)
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2002
                               -----------------


(E) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts of the Company's short-term financial instruments, including accrued liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

(F) New Accounting Pronouncements

Statement No. 141 "Business Combinations" establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 142 "Goodwill and Other Intangible Assets" provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 142 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 144 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

                         Centurion Gold Holdings, Inc.
                     (F/K/A Golf Product Technologies, Inc.)
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2002
                               -----------------



Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement
44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 did not have a material impact on the Company's financial position, results of operations or liquidity.

Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement
123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements.
In the past, companies were required to make pro forma disclosures only in annual financial statements. The disclosure provisions of Statement 148 did not have a material impact on the Company's financial position, results of operations or liquidity.

                         Centurion Gold Holdings, Inc.
                     (F/K/A Golf Product Technologies, Inc.)
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2002
                               -----------------



Note 2   Related Party Transactions

The Company's founder and principal stockholder contributed legal services in 2001 valued at its fair market value of $4,875 and paid for his subscription to 15,000,000 shares of common stock in 2001 with $375 of reimbursable expense and $125 of additional contributed legal services.

At December 31, 2002, the Company owed its founder and principal stockholder $63,125 of accrued compensation and $42,800 of accounts payable for legal services. That officer also contributed legal services during the twelve months ended December 31, 2002 valued at its fair market value of $40,000.

Note 3   Stockholders' Deficiency

At inception, the Company issued 15,000,000 common shares to its founders for cash, which was settled through reimbursable expenses of $375 and contributed legal expenses of $125.

In 2001, the Company issued 1,548,750 common shares pursuant to an offering at $0.0067 per share. The Company received cash of $8,875 and had a subscription receivable of $1,450. The $1,450 was received in January 2002.

In 2001, the Company issued 337,500 common shares for professional services valued at the contemporaneous offering price of $0.0067 per share or $2,250.

On December 1, 2002, the founder and principal shareholder contributed 13,200,000 shares of the Company's $0.0001 par value common stock. As a result of the contribution additional paid-in capital was increased by $440.

On December 9, 2002, the sole Director authorized a 3-for-1 stock split of the Company's $0.0001 par value common stock. As a result of the split, 2,457,500 additional shares were issued, and additional paid-in capital was reduced by $246. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2002 and 2001 have been retroactively restated to reflect the stock split.

Note 4   Income Taxes

There was no income tax expense for the periods ended December 31, 2002 and from August 9, 2001(inception) to December 31, 2001 due to the Company's net losses.

The Company's tax expense differs from the "expected" tax expense (benefit) for the periods ended December 31, 2002 and from August 9, 2001 (inception) to December 31, 2001, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                         Centurion Gold Holdings, Inc.
                     (F/K/A Golf Product Technologies, Inc.)
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2002
                               -----------------

                                                  2002        2001
                                               ----------  ---------
Computed "expected" tax expense (benefit)      $(49,363)    (7,081)
Stocked based compensation                          -        2,625
Re-characterization of prior year difference      2,625        -
Change in valuation allowance                    46,738      4,456
                                               ---------   ---------
                                               $    -          -
                                               =========   =========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2002 and the period from August 9, 2001 (inception) to December 31, 2001 are as follows:


Deferred tax assets:                              2002        2001
                                               ----------  ----------
Net operating loss carryforward                $ 53,819      4,456
Stock based compensation                            -        2,625
                                               ----------  ----------
Total gross deferred tax assets                  53,819      7,081
Less valuation allowance                        (53,819)    (7,081)
                                               ----------  ----------
Net deferred tax assets                        $    -          -
                                               ==========  ==========


The Company has a net operating loss carryforward of approximately $158,290 available to offset future taxable income through 2022.

The valuation allowance at December 31, 2001 was $7,081. The net change in valuation allowance for the year ended December 31, 2002 was an increase of $46,738.

Note 5   Going Concern

As reflected in the accompanying financial statements, the Company has operating losses of $145,184 in 2002, an accumulated deficit of $166,010 as at December 31, 2002, cash used in operations of $7,995 in 2002, a working capital deficit of $108,060 at December 31, 2002, and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is negotiating with capital funding sources, and service providers to implement its business plan and also seeking potential acquirees or potential entities or assets to acquire. In 2003, the founder and principal stockholder has advanced the Company working capital of $5,000. Management believes that the actions presently being taken to raise capital, implement its business plan, and generate revenues provide the opportunity for the Company to continue as a going concern.

                         Centurion Gold Holdings, Inc.
                     (F/K/A Golf Product Technologies, Inc.)
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2002
                               -----------------



Note 6   Subsequent Events

The Company entered into a stock purchase agreement to acquire One World Payment Systems, Inc. ("OneWPS") dated November 11, 2002. The acquisition did not close. On February 6, 2003, the agreement was terminated in all respects and the 7,000,002 shares of common stock due OneWPS held in escrow are to be returned and cancelled. Those shares are not restated as outstanding at December 31, 2002.

On February 21, 2003, the founder and the principal stockholder advanced the Company working capital of $5,000.

On March 21, 2003, the Company filed for a name change. The new name is Centurion Gold Holdings, Inc. and reflects the Company's interest of exploring acquisitions within gold mining industry.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.

                               CENTURION GOLD HOLDINGS, INC.

                               By:     /s/ Jim Dodrill
                                      -----------------
                                       Jim Dodrill
                               Principal Executive Officer,
                               Principal Financial Officer,
                               President and Director


In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2003.

                               By:     /s/ Jim Dodrill
                                      -----------------
                                       Jim Dodrill
                               Principal Executive Officer,
                               Principal Financial Officer,
                               President and Director