Form 10QSB
period 2003-03-31
CENTURION GOLD HOLDINGS INC
filed 2003-05-20
CIK 1164538

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                               -------------


                                FORM 10-QSB


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2003


                                    or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
                     For the transition period from to

                              -------------


                    Commission file number: 000-49810


                       Centuron Gold Holdings, Inc.
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

                              -------------

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of May 16, 2003 was 10,686,252

              Centurion Gold Holdings, Inc. Index to Form 10-QSB
              --------------------------------------------------

Part 1   Financial Information

Item 1.  Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information


Item 1.  Financial Statements














                         Centurion Gold Holdings, Inc.
                         (A Development Stage Company)


                            Financial Statements
                                (Unaudited)


                               March 31, 2003

                         Centurion Gold Holdings, Inc.
                         (A Development Stage Company)


                                  Contents
                                  --------


                                                        Page(s)
                                                        -------
Balance Sheets                                             1


Statements of Operations                                   2


Statements of Cash Flows                                   3


Notes to Financial Statements                              4-5

                          Centurion Gold Holdings, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                                 --------------


                                    Assets
                                    ------



                                      March 31, 2003
                                       (Unaudited)      December 31, 2002
                                      --------------    -----------------

Assets
Cash                                  $     1,568       $            904
                                      --------------    -----------------

Total Current Assets                  $     1,568       $            904
                                      ==============    =================





                   Liabilities and Stockholders' Deficiency
                   ----------------------------------------




Liabilities
Loan payable, related party           $     5,000       $            -
Accounts payable                            1,473                  2,389
Accounts payable, related party            60,300                 42,800
Accrued compensation, related party        85,625                 63,125
Accrued expenses, related party               875                    650
                                      ------------      -----------------

Total Current Liabilities                 153,273                108,964
                                      ------------      -----------------

Stockholders' Deficiency
Preferred stock, $0.0001 par value,
  20,000,000 shares authorized, none
  issued and outstanding                      -                      -
Common stock, $0.0001 par value,
  100,000,000 shares authorized,
  3,686,250 shares issued and
  outstanding                                 369                    369
Additional paid-in capital                 57,581                 57,581
Deficit accumulated during
  development stage                      (209,655)              (166,010)
                                     --------------     -----------------

Total Stockholders' Deficiency           (151,705)              (108,060)
                                     --------------     -----------------

Total Liabilities and Stockholders'
Deficiency                           $      1,568        $           904
                                     ==============     =================



               See accompanying notes to financial statements.

                          Centurion Gold Holdings, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                            ------------------------
                                  (Unaudited)



                                                                                  From
                                    Three Months                             August 9, 2001
                                       Ended           Three Months Ended    (Inception) to
                                   March 31, 2003      March 31, 2002         March 31, 2003
                                  ----------------    --------------------   ----------------
Operating Expenses
Compensation                       $      22,500      $         11,250       $       85,625
General and administrative                 2,820                 1,529               11,545
Professional fees                         18,325                51,533              112,485
                                  ----------------    --------------------   ----------------
Total Operating Expenses                  43,645                64,312              209,655
                                  ----------------    --------------------   ----------------

Net Loss                           $     (43,645)     $        (64,312)      $     (209,655)
                                  ================    ====================   ================
Net loss per share -
 basic and diluted                 $       (0.01)     $          (0.00)      $        (0.01)
                                  ================    ====================   ================

Weighted average number
of shares outstanding
during the period -
basic and diluted                      3,686,250            16,886,250           13,998,994
                                  ================    ====================   ================





                      See accompanying notes to financial statements

                          Centurion Gold Holdings, Inc.
                          (A Development Stage Company)
                            Statement of Cash Flows
                            -----------------------
                                  (Unaudited)



                                           Three Months     Three Months         From
                                              Ended            Ended        August 9, 2001
                                             March 31,        March 31,      (Inception) to
                                              2003             2002         March 31, 2003
                                           ------------     ------------    --------------
Cash Flows from Operating Activities:
Net loss                                    $  (43,645)      $  (64,312)     $   (209,655)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Stock issued for services and expense
  reimbursement                                    -                -               2,625
Contributed legal services                         -             40,000            45,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses                                   -                725               -
Increase (decrease) in:
Accounts payable                                  (916)             -               1,473
Accounts payable, related party                 17,500           10,225            60,300
Accrued compensation, related party             22,500           11,250            85,625
Accrued expense, related party                     225              -                 875
                                           ------------     ------------  ----------------
Net Cash Used in Operating Activities           (4,336)          (2,112)          (13,757)
                                           ------------     ------------  ----------------

Cash Flows from Financing Activities
Proceeds from officer loan                       5,000              -               5,000
Proceeds from sale of common stock                 -                -               8,875
Proceeds from sale of stock subscriptions          -              1,450             1,450
                                           ------------     ------------  ----------------
Net Cash Provided by Financing Activities        5,000            1,450            15,325
                                           ------------     ------------  ----------------

Net Increase (Decrease) in Cash                    664             (662)            1,568

Cash at Beginning of Period                        904            7,449               -
                                           ------------     ------------  ----------------

Cash at End of Period                      $     1,568       $    6,787    $        1,568
                                           ============     ============  ================


Supplemental Schedule of Non-Cash Investing and Financing Activities:
---------------------------------------------------------------------

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

                          Centurion Gold Holdings, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                March 31, 2003
                                --------------
                                  (Unaudited)



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

For further information, refer to the audited financial statements and footnotes for the year ending December 31, 2002 included in the Company's Form 10-KSB.

Note 2   Recent Accounting Pronouncements
-----------------------------------------

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

Note 3   Stockholders' Deficiency
---------------------------------

At March 31, 2003, there are 3,686,250 shares of the Company's common stock issued and outstanding.

As at December 31, 2002, 7,000,002 shares of common stock due One
World Payment Systems, Inc. ("One WPS") were deemed cancelled for accounting purposes. These shares of common stock were due One WPS

                          Centurion Gold Holdings, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                March 31, 2003
                                --------------
                                  (Unaudited)


in connection with the Company's stock purchase
agreement to acquire One WPS which did not
close as at December 31, 2002 and was terminated in all respects on
February 3, 2003.   As of March 31, 2003, the Company is still
holding the 7,000,002 shares in escrow. The Company will return these shares to its transfer agent for cancellation, but it has not yet done so because the Company does not wish to reduce the number of outstanding shares to a level which would result in shareholders inadvertently becoming statutory affiliates of the Company. It is the Company's intent to fully cancel these shares immediately subsequent to the issuance of the shares for the transaction currently being negotiated (see Note 6).

Note 4   Related Party Transactions
-----------------------------------

At March 31, 2003, the Company owed its founder and principal stockholder $85,625 of accrued compensation, $60,300 of accounts payable, and $875 of accrued expenses. That officer also loaned the Company a working capital advance of $5,000 in February 2003.

Note 5   Going Concern
----------------------

As reflected in the accompanying financial statements, the Company has operating losses for the three months ended March 31, 2003 of $43,645, a deficit accumulated during development stage of $209,655; cash used in operations from inception of $13,757, a working capital deficit of $151,705, and is a development stage company with no revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 6   Subsequent Events
--------------------------

On April 22, 2003, the Company signed an agreement with the shareholders of Omaruru Minerals (Proprietary) Limited ("Omaruru") under which it will acquire one hundred percent of the outstanding stock of Omaruru in exchange for 6,900,000 shares of common stock. The transaction has yet to close as the Company is waiting for Omaruru to deliver certain items necessary to close the transaction. The Company intends to issue the 6,900,000 shares to be placed in escrow pending the closing of the transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results and Plan of Operations
---------------------------------

     For the period from inception through March 31, 2003 no revenue was generated. Although we had originally anticipated generating revenue during the second half of fiscal 2002, which ended on December 31, 2002, difficulties in securing a product for introduction caused us to revise this forecast. As the Company is no longer exploring opportunities within the golf industry, we cannot presently forecast when we may generate revenue.

     We are presently involved in discussions with representatives of companies in the gold mining industry and are attempting to consummate an acquisition of or merger with an entity in such
industry.   The discussions and attempts to consummate a business
combination or acquisition comprise our only operations at this time and we believe that it is imperative that we consummate such a
transaction.   Subsequent to the end of the period, we signed an
agreement with the shareholders of Omaruru Minerals (Proprietary) Limited ("Omaruru") under which we intend to acquire one hundred percent (100%) of the outstanding stock of Omaruru in exchange for 6,900,000 shares of our common stock. As of the date of this report we are waiting for Omaruru to deliver to us certain items necessary to close that transaction, including the certificates representing all of Omaruru's outstanding stock. As of the date of this report, we have not issued the 6,900,000 shares of common stock. However, we are currently holding in escrow 7,000,002 shares of restricted common stock that were issued in connection with our attempt to acquire a separate company. Although we will return these shares to our transfer agent for cancellation, we have not done so as of yet because we do not wish to reduce the number of outstanding shares dramatically which we believe could result in shareholders inadvertently becoming statutory "affiliates" of the company. It is out intent to fully cancel these shares immediately subsequent to the issuance of the shares for the transaction with Omaruru.

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

     Management believes that, though we have expressed substantial doubt about our ability to continue as a going concern, due to our minimal cash requirements and the cooperation of our management in deferring salary and advancing loans to the company to cover operational expenses, assuming that we do not commence our anticipated operations, we will be able to satisfy our cash requirements for at least the next six months.

     Unless we engage in a business combination transaction, we do not anticipate that there will be any significant changes in the number of employees over the next twelve months unless we are able to raise substantial additional resources.

Liquidity and Capital Resources
-------------------------------

     While at this time we do not have any significant current liabilities, our current liabilities exceed our current assets and may continue to do so in the future. Our business expansion will require significant capital resources that may be funded through the issuance of notes payable or other debt arrangements that may affect our debt structure.

     To date we have incurred a total of $209,655 in general operating expenses and expenses associated with searching for products or brands to acquire or license. We raised the cash amounts used in these activities from a Regulation D offering in which we raised $10,325.

     To date, we have managed to keep our monthly cash requirements low for two reasons. First, our sole officer has agreed not to draw a salary until a minimum of $250,000 in funding is obtained. Second, we have been able to keep our operating expenses to a minimum by operating in space owned by our sole officer and are only paying the direct expenses associated with our business operations.

     Given our low monthly cash flow requirement and the agreement of our officer, management believes that, even though we have expressed substantial doubt about our ability to continue as a going concern, and assuming that we do not commence our anticipated operations it has sufficient financial resources to meet its obligations for at least the next six months.

Uncertainties
-------------

     There can be no assurance that we will be able to successfully consummate any business combination or aacquisition transaction with any entity. If we are unable to successfully negotiate such a transaction with another entity we may be forced to seek the protection of the bankruptcy courts.

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

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.


Item 3.  Controls and Procedures

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

     During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls

Part II - Other Information


Items 1-5.

There are no reportable events for Item 1 through Item 5.


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)   Reports on Form 8-K

The Company filed a report on Form 8-K on February 7, 2003 in which it reported in Items 1, 2 and 5 that the Company had been informed that One World Payment Systems, Inc. had decided to terminate the Company's previously announced Stock Purchase Agreement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 20, 2003

                           CENTURION GOLD HOLDINGS, INC.

                           By:  /s/ Jim Dodrill
                              --------------------------
                                    Jim Dodrill
                                    Principal Executive Officer,
                                    President, Principal Financial
                                    Officer and Director

                         CERTIFICATIONS

         I, Jim Dodrill, certify that:

         1. I have reviewed this annual report on Form 10-QSB of Centurion Gold Holdings, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant`s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant`s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant`s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant`s auditors and the audit committee of registrant`s board of directors (or persons performing the equivalent functions):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant`s ability to record, process, summarize and report financial data and have identified for the registrant`s auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal controls.

         6. The registrant`s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 20, 2003


                                          By:    /s/ Jim Dodrill
                                             ------------------------
                                                     Jim Dodrill
                                                     Chief Executive Officer
                                                     Chief Financial Officer