Form 10QSB
period 2003-06-30
CENTURION GOLD HOLDINGS INC
filed 2003-08-19
CIK 1164538

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 -------------


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003


                                          or

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


                             427 East 73rd Street
                                  Suite 5C
                              New York, NY 10021
                  (Address of principal executive offices)


                   Registrant's telephone number: (212) 327-2936

                                 -------------

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of August 18, 2003 was  31,758,750.

Centurion Gold Holdings, Inc. Index to Form 10-QSB

Part 1   Financial Information

Item 1.  Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and
	  Results of Operations


Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information


Item 1.  Financial Statements




                   CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)



                                  CONTENTS
                                  --------

PAGE  1    CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2003 (UNAUDITED)

PAGE  2    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR PERIOD FROM MAY
           7, 2003 (INCEPTION) TO JUNE 30, 2003 (UNAUDITED)

PAGE  3    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE PERIOD FROM
           MAY 7, 2003 (INCEPTION) TO JUNE 30, 2003 (UNAUDITED)

PAGES 4-6  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                    CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                           (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF JUNE 30, 2003
                              -------------------
                                 (UNAUDITED)




                                    ASSETS
                                    ------

CURRENT ASSETS
 Cash                                               $     5,896
                                                     -----------
   Total Current Assets                                   5,896

MINING PROPERTY AND EQUIPMENT, NET                    2,158,650
                                                     -----------


TOTAL ASSETS                                        $ 2,164,546
------------                                         -----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES
 Loan payable - related party                       $    13,500
 Accounts payable                                         1,473
 Accounts payable - related party                        60,300
 Accrued compensation - related party                    85,625
 Accrued expenses - related party                           875
                                                     -----------

TOTAL CURRENT LIABILITIES                               161,773
                                                     -----------

STOCKHOLDERS' EQUITY
 Preferred stock, $0.0001 par value, 20,000,000
  shares authorized, none issued and outstanding             -
 Common stock, $0.0001 par value, 100,000,000
  shares authorized, 31,758,750 shares issued and
  outstanding                                             3,176
 Additional paid-in capital                           1,999,597
 Deficit accumulated during development stage                -
                                                     -----------
   Total Stockholders' Equity                         2,002,773

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 2,164,546
                                                     ===========



      See accompanying notes to condensed consolidated financial statements.

                     CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                           (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE PERIOD FROM MAY 7, 2003 (INCEPTION) TO JUNE 30, 2003
            ------------------------------------------------------------
                                   (UNAUDITED)




OPERATING EXPENSES                                $       -
                                                   ------------

NET LOSS                                          $       -
--------                                           ============

Net loss per share - basic and diluted            $       -
                                                   ============

Weighted average number of shares outstanding -
  basic and diluted                                 22,747,917
                                                   ============





See accompanying notes to condensed consolidated financial statements.

                     CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                            (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE PERIOD FROM MAY 7, 2003 (INCEPTION) TO JUNE 30, 2003
              ------------------------------------------------------------
                                   (UNAUDITED)



CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                               $     -
                                                         ---------
    Net Cash Used In Operating Activities                     -
                                                         ---------
CASH FLOWS FROM INVESTING ACTIVITIES                          -
                                                         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock                         5,896
                                                         ---------
   Net Cash Provided By Financing Activities                5,896
                                                         ---------

NET INCREASE IN CASH                                        5,896

CASH - BEGINNING OF PERIOD                                    -
                                                         ---------
CASH - END OF PERIOD                                    $   5,896
--------------------                                     =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2003, the Company issued 20,700,000 shares of common stock for mining equipment totaling $2,158,650.


  See accompanying notes to condensed consolidated financial statements.

                    CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                           (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)


NOTE 1	BASIS OF PRESENTATION
------  ---------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the financial statements and footnotes for the year ended December 31, 2002 included in the Company's Form 10-KSB.


NOTE 2	REVERSE MERGER
------  --------------

On June 20, 2003, Centurion Gold Holdings, Inc. consummated an agreement with Omaruru Exploration Ltd., a South Africa Corporation, pursuant to which Omaruru Exploration Ltd. exchanged all of its 100 then issued and outstanding shares of common stock for 20,700,000 (post-split) shares or approximately 65% of the common stock of Centurion Gold Holdings, Inc. As a result of the agreement, the transaction was treated for accounting purposes as reorganization by the accounting acquirer (Omaruru
Exploration Ltd.) and as an recapitalization by the accounting acquiree (Centurion Gold Holdings, Inc.). (See Note 5)

Accordingly, the financial statements include the following:

(1)	The balance sheet consists of the net assets of the
acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)	The statement of operations include the operations of the
acquirer for the periods presented and the operations of the acquiree from the date of the merger.


NOTE 3	LOAN PAYABLE - STOCKHOLDERS
------  ---------------------------

During the period ended June 30, 2003, a stockholder of the Company loaned the Company an additional $8,500. The total loan of $13,500 is payable on demand, non-interest bearing and unsecured. (See Note 4 & 8(B))

                    CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                           (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)


NOTE 4	RELATED PARTY TRANSACTIONS
------  --------------------------

See Note 3 for related party loan payable.



NOTE 5	STOCKHOLDERS' EQUITY
------  --------------------

On May 7, 2003, the Company issued 20,700,000 shares of common stock for mining equipment totaling $2,158,650.

On June 20, 2003, the Company issued 11,058,750 shares of common stock for the assets and liabilities of Centurion Gold Holdings,
Inc. consisting of cash of $5,896 and liabilities of   $161,773.
(See Note 2)


NOTE 6	MINERAL LEASE AGREEMENT
------  -----------------------

On May 15, 2003, the Company entered into a Mineral lease agreement. The agreement gives the Company to right to mine and remove minerals from the agreed upon mines located in South Africa. The Company will pay a royalty equal to 5% of the gross selling price of all minerals mined and removed from the property. The agreement terminates upon ninety days notice by the Company or upon suspension of mining operations by the Company
for a period of more than six months.   The agreement also calls
for the appointment of a mutually agreed upon third party to do the actual exploration of the minerals.



NOTE 7	GOING CONCERN
------  -------------

As reflected in the accompanying financial statements, the Company is a development stage company with no revenues and has a working capital deficiency of $155,877. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is negotiating with capital funding sources, and service providers to implement its business plan. Management believes that the actions presently being taken to raise capital, implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

                    CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                           (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)





NOTE 8	SUBSEQUENT EVENT
------  ----------------

(A)	Stock Dividend

On July 18, 2003, the Company declared a 3 for 1 common stock split to be effected in the form of a dividend payable to stockholders of record on July 29, 2003. Per share and weighted average share amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this split.

(B)	Loans Payable-Stockholder

During August 2003, a stockholder of the Company loaned the Company an additional $10,000 on the same terms and conditions as previous loans. (See Note 3)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results and Plan of Operations
---------------------------------

For the period from inception through June 30, 2003 no revenue was generated.

At the end of the current period, we concluded the agreement with the shareholders of Omaruru Exploration (Proprietary) Limited ("Omaruru") under which we acquired one hundred percent (100%) of the outstanding stock of Omaruru in exchange for 20,700,000 shares of our common stock. Omaruru holds a Notarial Mineral Lease covering some 1,539 precious metal claims as well as 821 hectares of mineral claims over the mine called Elandshoogte, in the Sabi district, Mpumalanga, South Africa. During the third quarter the company plans to engage a contractor to extract gold from the mine dumps while it refurbishes the mine shafts to increase production. The company expects the mine shaft refurbishment phase to be completed during the fourth quarter. Further, we cancelled the 21,000,006 shares of restricted common stock that were issued in connection with our attempt to acquire a separate company.

Management believes that, although our auditor expressed substantial doubt about our ability to continue as a going concern, due to our minimal cash requirements and the cooperation of our management in deferring salary and advancing loans to the company to cover operational expenses, assuming that we do not commence our anticipated operations, we will be able to satisfy our cash requirements for at least the next twelve months.


Liquidity and Capital Resources
------------------------------------------

Our current liabilities exceed our current assets and may continue to do so in the future. Our business expansion will not require significant capital resources or outlays by the company.

To date we have not generated any revenues and have incurred minimal operating expenses. We anticipate an increase in operating expenditure and revenues to begin during the third quarter as we begin mining operations.

To date, we have managed to keep our monthly cash requirements low for two reasons. First, our officers have agreed not to draw a salary until a minimum of $250,000 in funding is obtained. Second, we have been able to keep our operating expenses to a minimum by operating in space owned one of our officers and are only paying the direct expenses associated with our business operations.

Given our low monthly cash flow requirement and the agreement of our officers, management believes that, even though we have expressed substantial doubt about our ability to continue as a going concern, and assuming that we do not commence our anticipated operations it has sufficient financial resources to meet its obligations for at least the next twelve months.

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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. . The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the period.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 19, 2003

					CENTURION GOLD HOLDINGS, INC.

                                    By: /s/ Arthur Johnson
                                       --------------------
                                        Arthur Johnson
                                        Principal Executive Officer,
                                        President and Director



                                    By: /s/ Stephanus Cornelius Vercueil
                                       ---------------------------------
                                       Stephanus Cornelius Vercueil
                                       Principal Financial Officer, Vice
                                       President, Secretary and Director

                             CERTIFICATIONS
                             --------------

         I, Arthur Johnson certify that:

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

August 19, 2003
                                          By:  /s/ Arthur Johnson
                                             ---------------------
                                             Arthur Johnson
                                             Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------

         I, Stephanus Vercueil certify that:

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

August 19, 2003
                                          By:  /s/ Stephanus Vercueil
                                             ------------------------
                                             Stephanus Vercueil
                                             Chief Financial Officer

                                    EX-99.1
                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                         PURSUANT TO 18 U.S.C. SECTION 1350


In connection with the accompanying Quarterly Report on Form 10-QSB of Centurion Gold Holdings, Inc. for the quarter ended June 30, 2003, I, Arthur Johnson President and Chief Executive Officer of Centurion Gold Holdings, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) 	such Quarterly Report on Form 10-QSB for the quarter ended June
30, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) 	the information contained in such Quarterly Report on Form 10-
QSB for the quarter ended June 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of Centurion Gold Holdings, Inc.



					By: /s/ Arthur Johnson
                                        ----------------------
                                         Arthur Johnson
                                         President and Chief Executive Officer

               CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                   PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-QSB of Centurion Gold Holdings, Inc. for the quarter ended June 30, 2003, I, Stephanus Vercueil Chief Financial Officer of Centurion Gold Holdings, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) 	the information contained in such Quarterly Report on Form 10-
QSB for the quarter ended June 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of Centurion Gold Holdings, Inc.



					By: /s/ Stephanus Vercueil
                                        --------------------------
                                          Stephanus Vercueil
                                          Chief Financial Officer