Form 10QSB
period 2003-09-30
CENTURION GOLD HOLDINGS INC
filed 2003-11-13
CIK 1164538

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                -------------


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003


                                          or

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

                              277 W. 11th Street
                              Suite 2F
                              New York, NY 10014
                   (Address of principal executive offices)


                   Registrant's telephone number: (212) 924-3548

                                  -------------

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of November 10, 2003 was 36,758,750.

                 Centurion Gold Holdings, Inc. Index to Form 10-QSB
                 --------------------------------------------------

Part 1   Financial Information

Item 1.  Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information


Item 1.  Financial Statements




                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2003
                                  (UNAUDITED)

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)



                                   CONTENTS
                                   --------


PAGE   1        CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER
                30, 2003 (UNAUDITED)

PAGE   2        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND FOR
                THE PERIOD FROM MAY 7, 2003 (INCEPTION) TO SEPTEMBER
                30, 2003 (UNAUDITED)

PAGE   3        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR
                THE PERIOD FROM MAY 7, 2003 (INCEPTION) TO SEPTEMBER
                30, 2003 (UNAUDITED)

PAGES  4 - 6    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (UNAUDITED)

                  CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003
                              -------------------
                                 (UNAUDITED)



                                    ASSETS


CURRENT ASSETS
 Prepaid expenses and other assets                  $       971
                                                     -----------
   Total Current Assets                                     971

MINING PROPERTY AND EQUIPMENT, NET                    2,158,650
                                                     -----------


TOTAL ASSETS                                        $ 2,159,621
------------                                         -----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES
 Accounts payable                                   $    21,120
 Accounts payable - related party                        60,300
 Loans payable - related parties                         29,246
 Accrued compensation - related parties                  94,073
                                                     -----------

TOTAL CURRENT LIABILITIES                               204,739
                                                     -----------

STOCKHOLDERS' EQUITY
 Preferred stock, $0.0001 par value, 20,000,000
  shares authorized, none issued and outstanding             -
 Common stock, $0.0001 par value, 100,000,000
  shares authorized, 31,758,750 shares issued and
  outstanding                                             3,176
 Additional paid-in capital                           1,999,597
 Accumulated deficit during development stage           (46,321)
 Accumulated other comprehensive loss                    (1,570)
                                                     -----------
   Total Stockholders' Equity                         1,954,882

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 2,159,621
                                                     ===========



See Accompanying notes to Condensed Consolidated Financial Statements.

                  CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                              -------------------
                                 (UNAUDITED)





                                         For the          For the Period
                                         Three            from
                                         Months           May 7, 2003
                                         Ended            (Inception) to
                                         September        September
                                         30, 2003         30,2003
                                         ------------     --------------



OPERATING EXPENSES
 Mining expense                          $    25,538       $    25,538
 Professional fees                            10,636            10,884
 Payroll expense                               8,108             8,108
 General and administrative                    1,791             1,791
                                         ------------      ------------
  Total Operating Expenses                    46,073            46,321
                                         ------------      ------------

LOSS FROM OPERATIONS                         (46,073)          (46,321)

PROVISION FOR INCOME TAXES                        -                 -

NET LOSS                                 $   (46,073)      $   (46,321)
--------                                 ------------      ------------

Net loss per share - basic and diluted   $        -        $        -
                                         ------------      ------------

Weighted average number of shares
 outstanding - basic and diluted          31,758,750        28,425,976
                                         ------------      ------------


See Accompanying notes to Condensed Consolidated Financial Statements.

                   CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE PERIOD FROM MAY 7, 2003 (INCEPTION) TO SEPTEMBER 30, 2003
              ------------------------------------------------------------
                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                      $     (46,321)
Changes in operating assets and liabilities:
 Prepaid  expenses and other assets                                    (971)
 Accounts payable                                                    21,120
 Accounts payable-related party                                      (2,348)
 Accrued officer compensation                                         8,448
                                                                ------------
     Net Cash Used In Operating Activities                          (20,072)
                                                                ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                     -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from loans payable - related party                         20,460
 Payments on loans payable - related party                           (4,714)
 Proceeds from sale of common stock                                   5,896
                                                                ------------
     Net Cash Provided By Financing Activities                       21,642
                                                                ------------

EFFECT OF EXCHANGE RATE ON CASH                                      (1,570)
                                                                ------------

NET INCREASE IN CASH                                                     -

CASH - BEGINNING OF PERIOD                                               -
--------------------------                                      ------------

CASH - END OF PERIOD                                            $        -
--------------------                                            ------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
---------------------------------------------------------------------

During 2003, the Company issued 20,700,000 shares of common stock for mining equipment totaling $2,158,650.


See Accompanying notes to Condensed Consolidated Financial Statements.

                   CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF SEPTEMBER 30, 2003
                               -------------------
                                   (UNAUDITED)


NOTE 1	BASIS OF PRESENTATION
------  ---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the financial statements and footnotes included in the Company's Form 8-K/A.

NOTE 2	REVERSE MERGER
------  --------------

On June 20, 2003, Centurion Gold Holdings, Inc. consummated an agreement with Omaruru Exploration Ltd., a South Africa corporation, pursuant to which Omaruru Exploration Ltd. exchanged all of its 100 then issued and outstanding shares of common stock for 20,700,000 (post-split) shares or approximately 65% of the common stock of Centurion Gold Holdings, Inc. As a result of the agreement, the transaction was treated for accounting purposes as a reorganization by the accounting acquirer (Omaruru
Exploration Ltd.) and as a recapitalization by the accounting acquiree (Centurion Gold Holdings, Inc.).

Accordingly, the financial statements include the following:

(1)	The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)	The statement of operations include the operations of the
acquirer for the periods presented and the operations of the acquiree from the date of the merger.

NOTE 3	LOANS PAYABLE - RELATED PARTIES
------  -------------------------------

During the period ended September 30, 2003, stockholders loaned the Company $15,746. The total loans of $29,246 are payable on demand, non-interest bearing and unsecured (See Note 4 & 8(B)).


NOTE 4	RELATED PARTY TRANSACTIONS
------  --------------------------

See Note 3 & 8 (B) for related party loans payable.

                   CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF SEPTEMBER 30, 2003
                               -------------------
                                   (UNAUDITED)



NOTE 5	STOCKHOLDERS' EQUITY
------  --------------------

(A) Common Stock Issuance
-------------------------

On May 7, 2003, the Company issued 20,700,000 shares of common stock for mining equipment totaling $2,158,650.

On June 20, 2003, the Company issued 11,058,750 shares of common stock for the assets and liabilities of Centurion Gold Holdings, Inc. consisting of cash of $5,896 and liabilities of $161,773 (See
Note 2).

(B) Common Stock Split
----------------------

On July 18, 2003, the Company declared a 3 for 1 common stock split to be effected in the form of a dividend payable to stockholders of record on July 29, 2003. Per share and weighted average share amounts have been retroactively restated in the accompanying financial statements and related noted to reflect this split.

NOTE 6	MINING AGREEMENT
------  ----------------

During September 2003, the Company entered into a management agreement with a third party to provide management services for the Company's mine in exchange for 70% plus value added tax on all gold processed by the third party from the Company's mines. The agreement also calls for a mobilization fee of $21,120 upon signing of the contract.

NOTE 7	GOING CONCERN
------  -------------

As reflected in the accompanying financial statements, the Company is a development stage company with no revenues, a working capital deficit of $ 203,768 and has a negative cash flow from operations of $20,072. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is negotiating with capital funding sources, and service providers to implement its business plan. Management believes that the actions presently being taken to raise capital, implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

                   CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF SEPTEMBER 30, 2003
                               -------------------
                                   (UNAUDITED)



NOTE 8	SUBSEQUENT EVENT
------  ----------------

(A) Acquisition of Mining Companies
-----------------------------------

On October 31, 2003, the Company acquired all the rights, title and interest in three mining companies who together control the rights to the Sallies Gold Mine located in Gauteng, South Africa for 5,000,000 shares of common stock with a fair value of $ 10,250,000.

(B) Letter of Intent
--------------------

On November 3, 2003, the Company entered into a letter of intent to acquire all the rights, title and interest to two properties controlled by related parties located in Rustenburg, South Africa for 10,000,000 shares of common stock. As of November 10, 2003, the acquisition has not closed.

(C) Loan Payable - Related Party
--------------------------------

During October 2003, a related party of the Company loaned the Company an additional $14,000 on the same terms and conditions as previous loans (See Notes 3 & 4).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results and Plan of Operations
---------------------------------

     For the period from inception through September 30, 2003 no revenue was generated.

     During the third quarter the company engaged a contractor to extract gold from the mine dumps while it refurbishes the mine shafts to increase production at the Elandshoogte mine. Under new mining laws the Company has had to submit an environmental and rehabilitation plan prior to extracting the gold from the mine dumps. The environmental report and rehabilitation plan is on track and will be completed and filed by the end of November. This has resulted in a delay in extracting gold from the mine dumps and we now expect to generate revenues from the mine dumps by the end of the first quarter of 2004. The company expects the mine shaft refurbishment phase only to be completed sometime during 2004.

     During the fourth quarter the company closed on the purchase of the Sallies Mine and has issued 5,000,000 shares for the purchase consideration. In addition the company has signed a letter of intent to aquire a ferro chrome producing operation and expects to close that transaction before the end of the fourth quarter. The chrome operation will contribute to revenues immediately upon closing.

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


Liquidity and Capital Resources
-------------------------------

     Our current liabilities exceed our current assets and may continue to do so in the future. Our business expansion will not require significant capital resources or outlays by the company.

     To date we have not generated any revenues and have incurred minimal operating expenses. We anticipate an increase in operating expenditure and revenues to begin during the first quarter of 2004 as we begin mining operations.

     To date, we have managed to keep our monthly cash requirements low for two reasons. First, our officers have agreed not to draw a salary until a minimum of $250,000 in funding is obtained. Second, we have been able to keep our operating expenses to a minimum by operating out of an executive business suite and are only paying the direct expenses associated with our business operations.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)   Reports on Form 8-K

1)	Report on Form 8-K dated June 20, 2003 and filed July 7, 2003 regarding Items 1, 2 and 7.

2)	Report on Form 8-K dated August 6, 2003 and filed August 11, 2003 regarding Items 4 and 7.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 12, 2003

                                CENTURION GOLD HOLDINGS, INC.

                           By:  /s/ Arthur Johnson
                               ----------------------
                               Arthur Johnson
                               Principal Executive Officer,
                               President and Director



                           By: /s/ Stephanus Cornelius Vercueil
                               ----------------------------------

                               Stephanus Cornelius Vercueil
                               Principal Financial Officer, Vice
                               President, Secretary and Director

                                 CERTIFICATIONS

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

November 12, 2003
                                          By:    /s/ Arthur Johnson
                                            -------------------------
                                             Arthur Johnson
                                             Chief Executive Officer

                                 CERTIFICATIONS


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

November 12, 2003
                                    By:  /s/ Stephanus Vercueil
                                         -------------------------
                                             Stephanus Vercueil
                                             Chief Financial Officer

                                    EX-99.1

                 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                     PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-QSB of Centurion Gold Holdings, Inc. for the quarter ended September 30, 2003, I, Arthur Johnson President and Chief Executive Officer of Centurion Gold Holdings, Inc. hereby certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) 	such Quarterly Report on Form 10-QSB for the quarter ended
September 30, 2003, fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) 	the information contained in such Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of Centurion Gold Holdings, Inc.



                           By: /s/ Arthur Johnson
                               --------------------------
                               Arthur Johnson
                               President and Chief Executive Officer

                 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                     PUSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-QSB of Centurion Gold Holdings, Inc. for the quarter ended September 30, 2003, I, Stephanus Vercueil Chief Financial Officer of Centurion Gold Holdings, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) 	such Quarterly Report on Form 10-QSB for the quarter ended
September 30, 2003, fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) 	the information contained in such Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of Centurion Gold Holdings, Inc.



                              By: /s/ Stephanus Vercueil
                                 -------------------------------
                                  Stephanus Vercueil
                                  Chief Financial Officer