Form 10QSB
period 2003-12-31
CENTURION GOLD HOLDINGS INC
filed 2004-02-12
CIK 1164538

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 -------------


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003


                                          or

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

                     2nd Floor, West Tower, Sandton Square
                          cnr Maude and 5th Streets
                         Sandton, 2146, South Africa
                    (Address of principal executive offices)


                   Registrant's telephone number: +27(11)881-5563

                             ---------------------

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ___

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of February 12, 2004 was 46,758,750.

Centurion Gold Holdings, Inc. Index to Form 10-QSB

Part 1   Financial Information

Item 1.  Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information


Item 1.  Financial Statements







                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2003
                                 (UNAUDITED)

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)



                                   CONTENTS
                                   --------


PAGE   1      CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER
              31, 2003 (UNAUDITED)


PAGE   2      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
              THE THREE MONTHS ENDED DECEMBER 31, 2003 AND FOR
              THE PERIOD FROM MAY 7, 2003 (INCEPTION) TO DECEMBER
              31, 2003 (UNAUDITED)


PAGE   3      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR
              THE PERIOD FROM MAY 7, 2003 (INCEPTION) TO DECEMBER
              31, 2003 (UNAUDITED)


PAGES 4 - 7   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
              STATEMENTS (UNAUDITED)

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED CONSOLIDATED BALANCE SHEET
                           AS OF DECEMBER 31, 2003
                           -----------------------
                                 (UNAUDITED)



                                   ASSETS
                                   ------

CURRENT ASSETS
 Cash                                                $    54,449
 Prepaid expenses                                          1,072
                                                     ------------
Total Current Assets                                      55,521


MINING PROPERTY AND EQUIPMENT, NET                     6,141,020

OTHER ASSETS
 Deposits                                                    530
                                                     ------------
TOTAL ASSETS                                         $ 6,197,071
                                                     ============


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES
 Accounts payable and accrued expenses                $   31,934
 Accrued compensation - related parties                   12,861
 Loans payable - related parties                         114,134
                                                      -----------
TOTAL CURRENT LIABILITIES                                158,929

STOCKHOLDERS' EQUITY
 Preferred stock, $0.0001 par value, 20,000,000
  shares authorized, none issued and outstanding              -
 Common stock, $0.0001 par value, 100,000,000
  shares authorized, 46,758,750 shares issued and
  outstanding                                              4,676
 Additional paid-in capital                            6,145,194
 Deficit accumulated during development stage           (110,072)
 Accumulated other comprehensive loss                     (1,656)
                                                      -----------
  Total Stockholders' Equity                           6,038,142
                                                      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $6,197,071
------------------------------------------            ===========





See accompanying notes to condensed consolidated financial statements.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                ----------------------------------------------
                                 (UNAUDITED)




                                         For the            For the
                                         Three              Period from
                                         Months             May 7, 2003
                                         Ended              (Inception)
                                         December           to December
                                         31, 2003           31, 2003
                                         ---------          -------------


OPERATING EXPENSES
 Professional fees                       $     3,638         $     14,522
 Officer compensation                         14,214               22,322
 Mining expense                               42,717               68,255
 General and administrative                    3,182                4,973
                                         ------------        -------------
Total Operating Expenses                      63,751              110,072
------------------------                 ------------        -------------

LOSS FROM OPERATIONS                         (63,751)            (110,072)

PROVISION FOR INCOME TAXES                        -                    -
                                         ------------         ------------

NET LOSS                                     (63,751)            (110,072)


OTHER COMPREHENSIVE LOSS
 Foreign currency translation loss               (86)              (1,656)
                                         ------------         ------------

COMPREHENSIVE LOSS                       $   (63,837)         $  (111,728)
                                         ============         ============

Net loss per share - basic and diluted   $        -           $        -
                                         ============         ============

Weighted average number of shares
 outstanding - basic and diluted          36,432,663           31,516,934
                                         ============         ============

See accompanying notes to condensed consolidated financial statements.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE PERIOD FROM MAY 7, 2003 (INCEPTION) TO DECEMBER 31, 2003
                ----------------------------------------------
                                 (UNAUDITED)



CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                 $   (110,072)
 Changes in operating assets and liabilities:
  Prepaid expenses                                              (1,072)
  Deposits                                                        (530)
  Accounts payable                                              31,934
  Accrued officer compensation                                  12,861
                                                          -------------
  Net Cash Used In Operating Activities                        (66,879)
                                                          -------------
CASH FLOWS FROM INVESTING ACTIVITIES                                -
                                                          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from loans payable - related party                   121,734
 Payments on loans payable - related party                      (4,714)
 Proceeds from sale of common stock                              5,964
                                                          -------------
       Net Cash Provided By Financing Activities               122,984



EFFECT OF EXCHANGE RATE ON CASH                                 (1,656)

NET INCREASE IN CASH                                            54,449

CASH - BEGINNING OF PERIOD                                          -
                                                          -------------

CASH - END OF PERIOD                                      $     54,449
                                                          =============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
---------------------------------------------------------------------

During 2003, the Company issued 20,700,000 shares of common stock for mining equipment totaling $2,158,650.

During 2003, the Company issued 5,000,000 shares of common stock for property and mining rights totaling $3,513,340.

During 2003, the Company issued 10,000,000 shares of common stock for mining rights totaling $469,030.


See accompanying notes to condensed consolidated financial statements.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2003
                            -----------------------
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

For further information, refer to the financial statements and footnotes included in the Company's Form 8-K/A.

NOTE 2	USE OF ESTIMATES
------  ----------------

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

NOTE 3	EARNINGS PER SHARE
------  ------------------

Basic and diluted net income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of December 31, 2003, there were no common share equivalents outstanding.

NOTE 4	REVERSE MERGER
------  --------------

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

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2003
                            -----------------------
                                 (UNAUDITED)



Accordingly, the financial statements include the following:

(1)	The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)	The statements of operations include the operations of the
        acquirer for the periods presented and the operations of the acquiree from the date of the merger.

NOTE 5	ACQUISITION OF MINING COMPANIES
------  -------------------------------

On October 31, 2003, Centurion Gold Holdings, Inc. acquired 100% of the outstanding stock in three mining companies controlled by a stockholder of Centurion Gold Holdings, Inc. The companies control the operations of the Sallies Gold Mine located in Gauteng, South Africa. The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the acquisition at historical cost (See
Note 5).

On December 31, 2003, Centurion Gold Holdings, Inc. acquired 100% of the outstanding stock in two mining companies controlled by a stockholder of Centurion Gold Holdings, Inc. The companies control the operations of the Spruitfontein and Marikana mines located in Rustenburg, South Africa. The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the acquisition at historical cost (See Note 5).

NOTE 6	LOANS PAYABLE - RELATED PARTIES
------  -------------------------------

During the period ended December 31, 2003, stockholders loaned the Company $121,734. The total loans of $114,134 are payable on demand, non-interest bearing and unsecured (See Notes 7, 8 and 11(B)).

NOTE 7	RELATED PARTY TRANSACTIONS
------  --------------------------

See Notes 5, 6, 8(A) and 11(B).

NOTE 8	STOCKHOLDERS' EQUITY
------  --------------------

        (A) Common Stock Issuance
        -------------------------

On June 20, 2003, the Company issued 20,700,000 shares of common stock for mining equipment totaling $2,158,650.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2003
                            -----------------------
                                 (UNAUDITED)




On June 20, 2003, the Company issued 11,058,750 shares of common stock for the assets and liabilities of Centurion Gold Holdings, Inc. consisting of cash of $5,896 and liabilities of $161,773
(See Note 2).

On October 8, 2003, the Company issued 5,000,000 shares of common stock for the assets and liabilities of three entities that control the ("Sallies Mine") consisting of mining rights and property of $3,513,340 (See Notes 5 and 7).

On December 31, 2003, the Company issued 10,000,000 shares of common stock for the assets and liabilities of two entities that control two mines consisting of mining rights of $409,030 (See
Notes 5 and 7).

        (B) Common Stock Split
        ----------------------

On July 18, 2003, the Company declared a 3 for 1 common stock split to be effected in the form of a dividend payable to stockholders of record on July 29, 2003. Per share and weighted average share amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this split.

NOTE 9	MINING AGREEMENT
------  ----------------

During September 2003, the Company entered into a management agreement with a third party to provide management services for the Omaruru mine in exchange for 70% plus value added tax on all gold processed by the third party from the Company's Omaruru mine.

NOTE 10	GOING CONCERN
------- -------------

As reflected in the accompanying condensed consolidated financial statements, the Company is a development stage company with no revenues, a working capital deficit of $103,408 and has a negative cash flow from operations of $66,879. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is negotiating with capital funding sources, and service providers to implement its business plan. Management believes that the actions presently being taken to raise capital, implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2003
                            -----------------------
                                 (UNAUDITED)




NOTE 11	SUBSEQUENT EVENT
------- ----------------

        (A) Aquisition
        --------------

During 2004, the Company acquired 100% of the outstanding stock of a gold mining company located in South Africa for a purchase price of $3,850,000. The acquisition agreement calls for the Company to make an initial payment of $500,000 and two further payments of $500,000 at six month intervals. The balance of the purchase price of $2,350,000 will be settled with the issuance of 1,000,000 shares of common stock.

        (B) Loan Payable - Related Party
        --------------------------------

During January 2003, a related party of the Company loaned the Company an additional $45,000 on the same terms and conditions as previous loans (See Notes 6 and 7).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results and Plan of Operations
------------------------------

        For the period from inception through December 31, 2003 no revenue was generated.

        Under new mining laws the Company has had to submit an environmental and rehabilitation plan prior to extracting the gold from the mine dumps. The environmental report and rehabilitation plan has been completed and filed. The contractors are preparing to move back on site to extract the gold from the mine dumps and revenues are expected to be generated from this source by the end of February 2004. The mine dumps are above ground were created from the extraction of the gold bearing ore underground. The company expects the mine shaft refurbishment phase , in order to commence underground ore extraction, to be completed during 2004.

	During October 2003 the company closed on the purchase of the Sallies Mine from a related party and has issued 5,000,000 shares for the purchase consideration. In addition the company closed on the transaction to purchase the Chrome Mines, Marikana and Spruitfontein from a related party on December 31st, 2003, and has issued 10,000,000 shares for the purchase consideration.. The chrome operation will be revenue producing in the fourth quarter and Sallies Mine should begin operations in March 2004.

	On February 2nd,2004 the company closed on the purchase of the Primrose Mine and has signed a note for $1,5 million and is issuing 1,000,000 shares for the purchase consideration. This mine is currently in production and processes approximately 3,000 tons of ore per month. The expected yield is about 5 grams of gold per ton.

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


Liquidity and Capital Resources
-------------------------------

        Our current liabilities exceed our current assets and may continue to do so in the future. Our business expansion will not require significant capital resources or outlays by the company. The Company expects to pay down the Primrose note from current and future Primrose cash flows. The Company will start prcessing the gold bearing ore from its Sallies Mine at the Primrose facility, which will increase the revenues at Primrose.

        To date we have not generated any revenues and have incurred minimal operating expenses. We anticipate an increase in operating expenditure and revenues to begin during 2004 as we begin mining operations.

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




Forward Looking Statements
--------------------------

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


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)   Reports on Form 8-K

      1)   Report on Form 8-K dated October 10, 2003 regarding Item 7.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


February 12, 2004

                  CENTURION GOLD HOLDINGS, INC.

	By:	 	/s/ Arthur Johnson
		--------------------------------------
		Arthur Johnson
		Principal Executive Officer,
                President and Director



        By:            /s/ Stephanus Cornelius Vercueil
		-----------------------------------------
                Stephanus Cornelius Vercueil
                Principal Financial Officer, Vice
                President, Secretary and Director