Form 10KSB
period 2004-03-31
CENTURION GOLD HOLDINGS INC
filed 2004-07-13
CIK 1164538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB

                                 (Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                      Commission file number: 000-49810

                        Centurion Gold Holdings, Inc.
    ---------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                Florida                          65-1129207
    ---------------------------------------------------------------------
    (State of incorporation)    (I.R.S. Employer Identification No.)

                    2nd Floor, West Tower, Sandton Square
                           cnr Maude and 5th Streets
                          Sandton, 2146, South Africa
            ----------------------------------------------------
                   (Address of principal executive offices)

                 Registrant's telephone number: +27(11)881-5563

Securities registered under Section 12(g) of the Exchange Act:

                  Common Stock, par value $0.0001 per share
         --------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the year ended March 31, 2004 were $74,702.00.

As of March 31, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the price of $1.14 per share which was the last trading price of the common stock on July 8, 2004) was $12,606,975.

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of June 21, 2004 was 49,063,750.

Transitional Small Business Disclosure Format (check one): Yes [  ]; No [X]

PART I.

Item 1.  DESCRIPTION OF THE BUSINESS

GENERAL AND COMPANY HISTORY

     Golf Product Technologies, Inc. was incorporated in the state of Florida on August 9, 2001 as a C corporation.

     We attempted to become a golf equipment and accessories design and marketing company and intended to market products that either we licensed or acquired from third parties or developed ourselves. Ultimately we were unable to either license, acquire or develop any golf equipment or accessories product that we believed was viable to introduce to market.

     In November 2002, due to the difficulties we were encountering in securing an appropriate product to introduce we began considering opportunities in other industries. Ultimately we determined that the most promising of these potential transactions appeared to be in the gold mining industry.

     To reflect our new focus we effectuated a name change effective March 21, 2003 to our current name of Centurion Gold Holdings, Inc.

     On June 20, 2003, we finalized the acquisition of one hundred percent (100%) of the issued and outstanding capital stock of Centurion Gold (Pty.) Ltd., f/k/a Omaruru Exploration Company (Proprietary) Limited. ("Omaruru"). The stockholders of Omaruru received in the aggregate 20,700,000 post-split restricted shares of the common stock of Centurion in exchange for 100% of the issued and outstanding stock of Omaruru. Omaruru holds the Notarial Mineral Lease over the precious metals claims and mineral rights and the mining assets for Omaruru Minerals (Proprietary) Limited, known as the Elandshoogte Mine.

     On October 8, 2003, we finalized the acquisition of one hundred percent (100%) of the issued and outstanding capital stock of Desta Transport Services (Proprietary) Limited ("Desta") and Area 9B
Property (Proprietary) Limited ("Area 9B") and Odzi Properties (Proprietary) Limited ("Odzi"), collectively known as the Sellies
Mine.	 The stockholders of Desta and Area 9B and Odzi received in the aggregate 5,000,000 restricted shares of the common stock of Centurion in exchange for 100% of the issued and outstanding stock of Desta and Area 9B and Odzi. Desta and Area 9B and Odzi holds the Notarial Mineral Lease over the precious metals claims and mineral rights and the mining assets for the Sellies Mine as follows:

     Desta: Certain permit issued under Section 161 of the Mining Rights Act No 20 of 1967 to retain and treat tailing, slimes, waste rock or other mine residue situated on the farm Witpoortjie No 117 Registration Division I.R. Gauteng region. Permit No 24/78, Licence No 74, Plan R M T No 0180/78;

     Odzi: The immovable property known as Portion 277 (a portion of Portion 263) of the farm Witpoortjie No 117, Registration Division I.R. Gauteng region measuring 9,8544 hectares; and the remaining extent of Witpoortjie 117 I.R. Province of Gauteng, measuring 24,10 hectares and 7,62 hectares in extent.

     Area 9B: Portion 275 (a portion of Portion 263) of the farm
Witpoortjie 117, Registration Division I.R. Province of Gauteng measuring 23,8562 hectares General Plan S.G. No A.13266/1995 and held by Certificate of Registered Title T. 90933/96.

     On December 31, 2003, we finalized the acquisition of one hundred percent (100%) of the issued and outstanding capital stock of Coinholders (Proprietary) Limited ("Coinholders") and Investpro Prop 11 (Proprietary) Limited ("Investpro"), known as the Spruitfontein and Marikana Mines, respectively. The stockholders of Coinholders and Investpro received in the aggregate 10,000,000 restricted shares of our common stock in exchange for 100% of the issued and outstanding stock of Coinholders and Investpro. Coinholders and Investpro hold the Notarial Mineral Lease over the precious metals claims and mineral rights and the mining assets for the Spruitfontein and Marikana Mines as follows:

     Real estate consisting of Portions 17 and 18 of the farm
Spruitfontein 341, Registration Division J.Q. and The Farm
Kafferskraal 342, registration Division J.Q. North West Province.
South Africa.

     On February 2, 2004, we finalized the acquisition of one hundred percent (100%) of the issued and outstanding capital stock of Glencairn Gold Mine (Proprietary) Limited ("Glencairn"), collectively known as the Primrose Mine. The stockholders of Glencairn received in the aggregate 1,500,000 restricted shares of the common stock of Centurion and cash of $500,000 in exchange for 100% of the issued and outstanding stock of Glencairn. Glencairn holds the precious metals claims and mineral rights and the mining assets for the Primrose Mine as follows:

     475 claims covering over 570 hectares on the farms Elandsfontein 90 Division IR, Driefontein 87 Division IR and Driefontein 85 Division IR on the Witwatersrand, South Africa and includes the JC Gold Mining processing plant and freehold title to Remaining Extent of Portion 132 of the Farm Driefontein 87 covering 32 hectares.

     As of the date of this report:

     Elandshoogte is still not operational. During November of 2003 we applied for a new mining license to commence operations at

Elandshoogte. During the review process, in May 2004, a new mining act came into being in South Africa and we were told to re-apply under the new act. This application has been submitted and we have been told that it will take approximately 4 months to get the new mining license, at which time we will commence operations.

     The contractors at the Sellies Mine have commenced putting up a small plant to begin concentrating the gold bearing ore. Once the grades prove to be viable a larger plant and processing facility will be erected. The processed ore will be trucked to the Primrose Mine for refining. This small plant has commenced operations.

     When we purchased the Chrome Mines, Spruitfontein and Marikana, the contractors were busy with the mining operations. However they defaulted on their first payment to Centurion so we cancelled their contract immediately. New contractors were appointed and are awaiting the new mining license under the new mining charter. We expect the new license to be issued by September 2004.

     Centurion Gold acquired the Primrose mine on February 2, 2004 and had increased gold production 15 fold by the end of June 2004. Management was totally changed and a team put into place by Keith Hart, a mining turnaround specialist brought into the Centurion team by the Board of Directors. More importantly the critical break-even cash operating cost levels have been achieved and in fact exceeded. The gold plant has been refurbished and currently the underground infrastructure is being improved upon to increase tonnages to 10,000 tons per month, within the second quarter. The increased tonnages will increase the gold production threefold, from current levels. The second shaft is currently being worked on and should be opened by the end of August 2004.

COMPETITION

     The markets in which we conduct business are highly competitive, and are already served by well-established and well-financed companies. These competitors have significantly greater financial and marketing resources than we have. This will give them an advantage in the marketplace.

     We believe that the future principal factors affecting the market place are the current gold price and the Rand / US Dollar exchange rate. The gold price is in a high range but the Rand has been one of the top performers worldwide against the Dollar appreciating over 100% over the past few years.

EMPLOYEES

     As of the date of this prospectus we have 380 employees.   Of
these employees, 5 serve in management positions as full time employees. 20 workers are currently unionized under the National Union of Mineworkers but we presently do not have any labor union contract with any union nor do we anticipate unionization of the remainder of our personnel in the foreseeable future. We believe our relationships with our employees are good.

Item 2.  DESCRIPTION OF PROPERTIES

     The current principal office is a 300 square foot facility located at 2nd Floor, West Tower, Sandton Square, corner Maude and 5th Streets, Sandton, 2146, South Africa. We lease this office at a rate of $420 per month under a lease that runs through September 2004.

Mining Properties.

MINING PROPERTY:  Elandshoogte Mine / Gold Mining

ACCESS: Direct access by state Sudwala caves road, do not require any right of way from any other property holders.

LOCATION:  Sabie, Mapumalanga Province, South Africa

TITLE/CLAIMS: 1539 claim on the farm Elandshoogte 270JT and Rietvallei 256 JT and all the rights to minerals in respect of the farm Sudwalaskraal 271JT, together with the surface right permits on the said farms including the metallurgical plant and equipment, improvements, loose assets and stores as are presently found on the said claims and/or mineral right area including the mining permits

PREVIOUS OPERATIONS: Makonjwaan Imperial Mining Company (Pty) Ltd Nelspruit Mapumalanga ceased mining operations in June 1994.

PRESENT CONDITION: Metallurgical Plant is fully capitalized and ready to process Mine dumps. Awaiting Mining license authorization under new mining charter

TYPE OF OPERATION: Dump reclamation and Rehabilitation for the first three years and Adit Mining there after into established adits.

GEOLOGY/GEOLOGIST: Sabie Pilgrims Rest Goldfield (SPRG) green stone belt east of the Bushveld Complex. Independent geologist R H Boer. Dump and Dunes independent resource company.

MINING PROPERTY:  Sellies Mine / Gold Mining

ACCESS: Direct access by state highway N56 and state road Ergo road, no right of way required from any other property owners.

LOCATION:  Springs, Johannesburg, Gauteng Province, South Africa.

TITLE/CLAIMS: Certain permit issued under Section 161 of the Mining Rights Act No 20 of 1967 to retain and treat tailing, slimes, waste rock or other mine residue situated on the farm Witpoortjie No 117 Registration Division I.R. Gauteng region. Permit No 24/78, Licence No 74, Plan R M T No 0180/78;

     The immovable property known as Portion 277 (a portion of Portion
263) of the farm Witpoortjie No 117, Registration Division I.R.
Gauteng region measuring 9,8544 hectares; and the remaining extent of Witpoortjie 117 I.R. Province of Gauteng, measuring 24,10 hectares and 7,62 hectares in extent.

     Portion 275 (a portion of Portion 263) of the farm Witpoortjie 117, Registration Division I.R. Province of Gauteng measuring 23,8562 hectares General Plan S.G. No A.13266/1995 and held by Certificate of Registered Title T. 90933/96.

PREVIOUS OPERATIONS: no previous operations known.

PRESENT CONDITION: Approved EMPR and Mining License in place. Pilot plant complete to start pilot operation of Gold concentration. Being mined presently in Joint Venture agreement with Enable Mining and Centurion Gold.

TYPE OF OPERATION:  Opencast Dump reclamation and rehabilitation.

GEOLOGY/GEOLOGIST: Dump Material from Witwatersrand basin complex. R H Boer Independent geologist.

MINING PROPERTY:  Spruitfontein / Markana Chrome Mines

ACCESS: Direct access by State main road to Rustenburg, do no not require right of way from any other property owners.

LOCATION:  Marikana district, Rustenburg, South Africa.

TITLE/CLAIMS: Real estate consisting of Portions 17 and 18 of the farm Spruitfontein 341, Registration Division J.Q. and The Farm
Kafferskraal 342, registration Division J.Q. North West Province.
South Africa.

PREVIOUS OPERATIONS: MG Chrome previously conducted open cast mining and they ceased operations in 1999.

PRESENT CONDITION: Open Cast pit has been opened and detailed foe extraction, awaiting for approval of Mining License submission as per the new Mining Charter from May 1, 2004.

TYPE OF OPERATION:  Open Cast

GEOLOGY/GEOLOGIST: Rustenburg Layered Suite. Independent Geologists L W Schuurman 1998-0052,H J Greyvenstein 2001, E H Siepker July 23,
2001.

MINING PROPERTY:  Primrose Gold Mine

ACCESS: Direct access by state main road, Main Reef Road Primrose, no right of way needed by any other property owners.

LOCATION:  Germiston, Witwatersrand, South Africa

TITLE/CLAIMS: 475 claims covering over 570 hectares on the farms Elandsfontein 90 Division IR, Driefontein 87 Division IR and Driefontein 85 Division IR on the Witwatersrand, South Africa and includes the JC Gold Mining processing plant and freehold title to Remaining Extent of Portion 132 of the Farm Driefontein 87 covering 32 hectares.

PREVIOUS OPERATIONS: The mine was previously run as an ongoing mining operation by JC Mining.

PRESENT CONDITION: Mining License approved and mining is being undertaken by Centurion Gold, as well as a full processing plant in place which can process 20,000 tons month.

TYPE OF OPERATION:  Underground Mining of Reclamation nature

GEOLOGY/GEOLOGIST: East Witwatersrand Basin well documented internationally. Reports by Issher Wood 1996. Independent Geologist.

Item 3.  LEGAL PROCEEDINGS

     We are not party to any legal proceedings as of the date of this report.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     As of June 30, 2004 there were approximately 4,260 holders of record of Common Stock inclusive of those brokerage firms and/or clearinghouses holding the Company's Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder) and a total of 49,063,750 shares of Common Stock issued and outstanding.

     Our shares of Common Stock commenced trading on the Over-The-Counter Bulletin Board on March 24, 2003 under the symbol CGHI.

     The following table sets forth, for the periods indicated, the range of high and low closing bid prices for our common stock through March 31, 2004 for the periods noted, as reported by the National Quotations Bureau and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.


                                Common Stock Closing Bid
                                ------------------------
        Fiscal Quarter End       Low             High
        ------------------      -----           -----
	June 30, 2003		$0.42		$1.32
	September 30, 2003	$1.05		$2.25
	December 31, 2003	$1.96		$3.75
        March 31, 2004          $2.15           $3.72


Dividends
----------

     We have never paid dividends and we intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

Recent Sales Of Unregistered Securities

     The following information is furnished with regard to all securities sold by us within the past year that were not registered under the Securities Act. The issuances described hereunder were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act. None of the foregoing transactions involved a distribution or public offering.


Date            Purchaser               Amount Paid     Amount of Stock   Asset Aquired

June 20, 2003   Daros Trust             $2,158,650(a)   20,700,000        Elandshoogte Mine
Oct 31, 2003    Daros trust             $2,994,186(a)    5,000,000        Sellies Mine
Dec 31, 2003    Daros Trust             $  293,144(a)    6,250,000        Spruitfontein & Marikana
Dec 31, 2003    Taleen Trust            $  175,886(a)    3,750,000        Spruitfontein & Marikana
Jan 31, 2004    John Cockroft           $4,530,000(a)    1,500,000        Primrose Mine
Jan 31, 2004    Sandy Manasser          $  199,500(b)       70,000
Mar 28, 2004    Stern & Co              $  641,250(b)      225,000
Mar 28, 2004    Keith Hart              $1,425,000(b)      500,000
Mar 28, 2004    Brill Securities        $   28,500(b)       10,000


(a) Shares issued to acquire asset indicated and valued at amount shown as paid.
(b) Shares issued for consulting services value at amount shown as paid.


Item 6.  MANAGEMENT'S PLAN OF OPERATION


     The following is a discussion of our plan of operations and our liquidity and capital resources. To the extent that this discussion contains statements that are not of a historical nature, these statements are forward-looking statements, which involve risks and uncertainties. See "Special Note Regarding Forward-Looking Statements". The following should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this filing.

     During the next twelve months we will be initiating production at the various mines we have acquired as well as continuing to seek beneficial acquisition candidates. The Sellies mine will start its production in the month of July 2004 and will add positive cash flow to Centurion. Omaruru will also add positive cash flow once the mining license is approved and the dump reclamation starts, which we anticipate will occur within the next four months. The chrome contractors have finalized their plant and smelting facility and await the new mining license for Investprops11 and Coinholders. None of these entities currently cost us anything but with the agreements in place will produce revenue streams for us in this fiscal year.

     Our cash balance as of June 30, 2004 was $52,735.60. Additionally, we have signed an agreement and raised an additional $625,000, which will be used for improvements to the plant and underground facilities at Primrose. To date we have received $120,000 of this amount. This cash would allow us to continue operations for eight months with no production or gold revenues. The first phase of the plant upgrade has been completed, and this has allowed continuous mill feed to be achieved and a 15-fold increase in gold production since we took over in February to the end of June 2004. Cash flows in June were positive for the first time since the February takeover. With the development of the underground haulage system at Waverly Shaft and the commissioning of the second mill at the plant all underway, the opening up of Stanhope shaft and the Moss Rose shaft the positive cash flow is expected to continue and improve in the next quarter ending September with a two-fold increase in production from 15 kg of gold currently to 30 kg a month by the end of September. At current gold prices, this will give us positive cash flow of $145,000 per month as from the end of September.

     We are in the process of raising substantial funds from a private equity investor. Investment Bankers Brill Securities and Avalon International Group have assisted us in identifying the investor and contracts are currently being finalized for this transaction. We expect to close the transaction shortly after filing of our Form 10-ksb, which is a condition precedent to the placement.

     The cash raised will be used for acquisitions, one of which the due diligence and purchase agreements have been signed but is dependent on our raising $16,000,000 to pay for the gold reclamation plant and resource. We believe this acquisition will increase our revenues by $24,000,000 annually and result in positive cash flow of $7,500,000 annually. We believe this will also give us
100% of the lowest cost producer of gold in the country and also the market leaders in dump reclamation and rehabilitation. We also anticipate completing due diligence studies shortly for two other potential acquisitions of producing mining entities. We intend to finance these acquisitions using a mixture of shares and cash. We will concentrate on growth through acquisition for revenue producing entities with shares and cash.

     Our employee levels will increase internally by 150 miners at Primrose in the next quarter with no additional management needed. Other increases in senior or junior employees will come about by growth through acquisitions.

     With the assurance the Directors have of the sustainable cost structures of the mines, together with the cash infusion of $625,000 to implement our business plan at Primrose to increase current production and revenues, cash flow forecasts indicate self sustainability of Centurion from internal cash and creditor repayments all being met. Liquidity will thus be on a sound footing and the ability to continue as a going concern ensured.

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

     The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words "believe", "expect", "intend", "estimate", "anticipate", "will", and similar expressions identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections.

     All statements addressing operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to revenue growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results (in particular, statements under Part II, Item 6, Management's Plan of Operations), contain forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. In addition, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

     By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited: competitive prices pressures at both the wholesale and retail levels, changes in market demand, changing interest rates, adverse weather conditions that reduce sales at distributors, the risk of assembly and manufacturing plant shutdowns due to storms or other factors, the impact of marketing and cost-management programs, and general economic, financial and business conditions.

Item 7.  FINANCIAL STATEMENTS

     The Financial Statements are included with this report commencing on page F-1.


Item 8.  CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Previous Independent Auditors:

(i) Salberg & Company, PA ("Salberg") was dismissed as the independent auditor for the Company on August 6, 2003 based upon the acquisition by the Company of one hundred percent (100%) of the issued and outstanding capital stock of Omaruru Exploration Company (Proprietary) Limited. ("Omaruru").

(ii) Salberg's reports on the financial statements of the Company for the fiscal year ended December 31, 2002, for the period from August 9, 2001 (inception) through December 31, 2001 and for the period from August 9, 2001 (inception) through December 31, 2002 contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except that there was an explanatory paragraph relating to our ability to continue as a going concern.

(iii) The Company's Board of Directors approved the change in accountants.

(iv) For the fiscal year ended December 31, 2002, for the period from August 9, 2001 (inception) through December 31, 2001 and for the period from January 1, 2003 through August 6, 2003, there has been no disagreement between the Company and Salberg, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Salberg would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

(v) During the fiscal year ended December 31 2002, for the period from August 9, 2001 (inception) through December 31, 2001 and for the period from January 1, 2003 through August 6, 2003 (the date the relationship ended with the former accountant), the Company has not been advised of any matters described in Regulation S-B, Item 304(a)(1)(B).

(b) New Independent Accountants.

(i) The Company engaged Webb & Company P.A., 1375 Gateway Blvd. Circle, Boynton Beach, Florida, 33426 ("Webb"), as its new independent accountants as of August 6, 2003, Prior to such date the Company did not consult with Webb regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by Salberg, or (iii) any other matter that was subject of a disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S-B.




Item 8A.  CONTROLS AND PROCEDURES

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

     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.



PART III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers



Name                           Age    Position                 Director Since
-----------------------------------------------------------------------------
Arthur Johnson                 68     CEO and Chairman              2003
Stephanus Cornelius Vercueil   48     Chief Financial Officer       2003
Andrew Dale Paul               42     Chief Operating Officer       2004
Bruce Williamson               51     Director                      2004


Arthur V. Johnson, CEO and Chairman
-----------------------------------

     Mr. Johnson has served the company as its Chief Executive Officer and Chairman of the Board of Directors since May 2003. His responsibilities are to take the company forward in an orderly fashion by growth through acquisitions. His main thrust of acquisitions is closely followed by his task of corporate governance and reporting of the company.

     Mr. Johnson has 30 years experience in mining and was with Babcock International and Skiet Mining as Director. His listing of his own chrome asset into SA Chrome a public company make him an experienced public officer well versed in the running of public entities like Centurion. His leadership, acquisition and negotiating skills are well demonstrated in the phenomenal growth of Centurion in the past year.

February 1998 to April 2003  Managing Director of Century Minerals (Pty)
                             Ltd., a   resource commodity trading house.
May 2003 to date             Full time at Centurion Gold Holdings, Inc as CEO.


Andrew Dale Paul, COO and Director
----------------------------------

     Mr. Paul, the founder of Centurion is the Chief Operating Officer and responsible for the implementation of management structures and controls for acquisition to ensure their profitability. Dale works on acquisition structuring and management controls and uses a hands-on approach to all the entities in their individual capacities. His main task is to incorporate the new acquisitions expediently to fit in with the corporate culture of, ruthless cost control, motivation, high moral and efficiency to be followed by all levels of workers at Centurion.

     Mr. Paul has owned and run many of his own companies in the past and worked for multinationals like ICI. His exposure to world markets and multifaceted trading in Africa make him a seasoned entrepreneur and his five years in mining give him the experience to take Centurion forward with its strategies.

October 1989 to March 2000    Managing Director of Trizon Chemicals (Pty)
                              Ltd., an agricultural and mining chemical
                              trading operation.
April 2001 to December2003    Managing Director of Investpro Holdings
                              (Pty) Ltd., a mining investment company.
January 2004 to March 2004    Consulting for Investpro Commodities
April 2004 to current         Joined Centurion full time as Chief Operating
                              Officer


Bruce Williamson, Director
--------------------------

     Mr. Williamson joined Centurion as a Director on April 2, 2004 and chairs the funding and finance committee for Centurion and will be responsible for financial structuring and controls. The financial officers will report directly to him.

     Mr. Williamson has been in the gold industry for some 20 years and was with Gold Fields (the fourth biggest gold mine in the world) for seven years on the financial analysis side. He was voted top gold analyst while with J D Anderson & co/ SBC Warburg in 1992 where he worked for 13 years. His appointment and vast experience in mining and mining finance is an essential element in the growth strategy of Centurion.

January 1998 to June 2002   Corporate Finance Manager, mining division,
                            at ABN Amro Securities.
June 2002 to June 2004      Mining consultant to OTR Mining Limited, a
                            small mine holding company.


Stephanus Cornelius Vercueil, Chief Financial Officer and Director
------------------------------------------------------------------

     Mr. Vercueil is a lawyer and is a non-executive director of Centurion. He runs his own legal practice in Arcadia, South Africa and has done so since May 1998.

Directors' Remuneration
-----------------------

     Our directors are presently not compensated for serving on the board of directors.


Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth the total compensation paid to or accrued for the year ended March 31, 2004 to our President and our only other employee to receive in excess of $100,000 in compensation.

Annual Compensation


Name and                                                Other       Restricted     Securities                     All
Principal Position                                      Annual         Stock       Underlying      LTIP          Other
                         Year    Salary     Bonus     Compensation     Awards      Options        Payouts    Compensations
------------------       ----    ------     -----     ------------  ----------     -----------    -------    -------------

Arthur Johnson, CEO      2004(1)  $22,498    0         0             0              0              0          0

Keith Hart, Mine manager 2004(2)  $0         0         0             $1,425,000     0              0          0

Jim Dodrill, President   2004(3)  $0         0         0             0              0              0          0

(1)	Mr. Johnson became our CEO in June of 2003.
(2)	Mr. Hart became the mine manager at Primrose in March 2004.
(3)	Mr. Dodrill served as our President through June 2003.


Stock Option Grants in the past fiscal year

     We have not issued any grants of stock options in the past fiscal year.


Employment Agreements

We have entered into employment agreements with our executives as follows:

     We have entered into an employment agreement with Arthur Johnson for Mr. Johnson to serve as our Chief Executive Officer effective April 1, 2004 for an annual salary of 1,200,000 Rand (which is currently the equivalent of approximately $200,000). Mr. Johnson will also be eligible to receive bonus payments as determined by our board of directors. The agreement will continue until terminated by either party with three months notice or terminated for cause by the company.

     We have entered into an employment agreement with Andrew Dale Paul for Mr. Paul to serve as our Chief Operating Officer effective April 1, 2004 for an annual salary of 1,200,000 Rand (which is currently the equivalent of approximately $200,000). Mr. Paul will also be eligible to receive bonus payments as determined by our board of directors. The agreement will continue until terminated by either party with three months notice or terminated for cause by the company.

     We have entered into an employment agreement with Keith
Archie Hart for Mr. Hart to serve as our Mine Manager of our Primrose Mine effective April 1, 2004 for an annual salary of 750,000 Rand (which is currently the equivalent of $125,000). Mr. Hart will also be eligible to receive bonus payments as determined by our board of directors. The agreement will continue until terminated by either party with three months notice or terminated for cause by the company.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of the date of this report by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:

Name and Address of			Number of		Percent
Beneficial Owner 			Shares Owned		Owned
--------------------------              -------------           -----------

Daros Trust				28,200,000		57.48%
46 21st Street
Parkhurst, 2193
Johannesburg
South Africa

Andrew Dale Paul(1)                     28,200,000              57.48%

Arthur Johnson                             500,000               1.01%

Stephanus Cornelius Vercueil               250,000                .51%


Bruce Williamson                                 0                  0%

All officers and directors
as a group (4 persons)                  28,950,000(2)            59.0%

1)	Andrew Dale Paul (COO and director) is a 20% beneficiary of the
Daros Trust. We have included for purposes of this report all shares held by Daros Trust.

2)	Includes all shares held by Daros Trust.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following transactions were all concluded with the Daros
Trust of which Andrew Dale Paul (director and the Chief Operating
Officer of Centurion) is a 20% beneficiary.

     On June 20, 2003, we finalized the acquisition of one hundred percent (100%) of the issued and outstanding capital stock of Centurion Gold (Pty.) Ltd., f/k/a Omaruru Exploration, Ltd. ("Omaruru"). The stockholders of Omaruru received in the aggregate 20,700,000 (post-split) restricted shares of the common stock of Centurion in exchange for 100% of the issued and outstanding stock of Omaruru. Omaruru holds the Notarial Mineral Lease over the precious metals claims and mineral rights and the mining assets for Omaruru Minerals (Proprietary) Limited, known as the Elandshoogte Mine.

     On October 8, 2003, we finalized the acquisition of one hundred percent (100%) of the issued and outstanding capital stock of Desta Transport Services (Proprietary) Limited ("Desta") and Area 9B
Property (Proprietary) Limited ("Area 9B") and Odzi Properties (Proprietary) Limited ("Odzi"), collectively known as the Sellies
Mine.	 The stockholders of Desta and Area 9B and Odzi received in the aggregate 5,000,000 restricted shares of the common stock of Centurion in exchange for 100% of the issued and outstanding stock of Desta and Area 9B and Odzi. Desta and Area 9B and Odzi holds the Notarial Mineral Lease over the precious metals claims and mineral rights and the mining assets for the Sellies Mine as follows:

     Desta: Certain permit issued under Section 161 of the Mining Rights Act No 20 of 1967 to retain and treat tailing, slimes, waste rock or other mine residue situated on the farm Witpoortjie No 117 Registration Division I.R. Gauteng region. Permit No 24/78, Licence No 74, Plan R M T No 0180/78;

     Odzi: The immovable property known as Portion 277 (a portion of Portion 263) of the farm Witpoortjie No 117, Registration Division I.R. Gauteng region measuring 9,8544 hectares; and the remaining extent of Witpoortjie 117 I.R. Province of Gauteng, measuring 24,10 hectares and 7,62 hectares in extent.

     Area 9B: Portion 275 (a portion of Portion 263) of the farm
Witpoortjie 117, Registration Division I.R. Province of Gauteng measuring 23,8562 hectares General Plan S.G. No A.13266/1995 and held by Certificate of Registered Title T. 90933/96.

     On December 31, 2003, we finalized the acquisition of one hundred percent (100%) of the issued and outstanding capital stock of Coinholders (Proprietary) Limited ("Coinholders") and Investpro Prop 11 (Proprietary) Limited ("Investpro"), known as the Spruitfontein and Marikana Mines, respectively. The stockholders of Coinholders and Investpro received in the aggregate 10,000,000 restricted shares of our common stock in exchange for 100% of the issued and outstanding stock of Coinholders and Investpro. Coinholders and Investpro hold the Notarial Mineral Lease over the precious metals claims and mineral rights and the mining assets for the Spruitfontein and Marikana Mines as follows:

     Real estate consisting of Portions 17 and 18 of the farm
Spruitfontein 341, Registration Division J.Q. and The Farm
Kafferskraal 342, registration Division J.Q. North West Province.
South Africa.

     We have received loans in a total principal amount of $878,547 from entities which Dale Paul, our Chief Executive Officer or his family are controlling shareholders. As described in the Notes to our financial statemetns, these loans are payable on demand, accrue 4% compound interest per annum and are unsecured.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) 	Exhibits

10.2	Employment Agreement with Arthur Johnson
10.3	Employment Agreement with Andrew Dale Paul
10.4	Employment Agreement with Keith Archie Hart

(b)	The Company filed a report on Form 8-K on March 9, 2004, which included a report on Item 2 and Item 7. The Form reported the acquisition of one hundred percent (100%) of the issued and outstanding capital stock of Desta Transport Services (Proprietary) Limited , Area 9B Property (Proprietary) Limited and Odzi Properties (Proprietary) Limited, collectively known as the Sellies Mine. The report also included the financial statements for such properties as an exhibit to the report.



Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     	The Company paid audit fees to its independent certified public accountant, Webb & Company, P.A. in the amount of $30,604 for the period from April 17, 2003 (inception) through March 31, 2004. There were no fees paid to the independent certified public accountant for tax and other services for these periods.

                CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2004

                CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES



                                   CONTENTS
                                   --------

PAGE   1       INDEPENDENT AUDITORS' REPORT

PAGE   2       CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2004

PAGE   3       CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIOD
               FROM APRIL 17, 2003 (INCEPTION) TO MARCH 31, 2004

PAGE   4       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR
               THE PERIOD FROM APRIL 17, 2003 (INCEPTION) TO
               MARCH 31, 2004

PAGES 5 - 6    CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE PERIOD
               FROM APRIL 17, 2003 (INCEPTION) TO MARCH 31, 2004

PAGES 7 - 19   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
Centurion Gold Holdings and Subsidiaries

We have audited the accompanying consolidated balance sheet of Centurion Gold Holdings and subsidiaries as of March 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period from April 17, 2003 (inception) to March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Centurion Gold Holdings and subsidiaries as of March 31, 2004 and the results of its operations and its cash flows for the period from April 17, 2003 (inception) to March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has a net loss from operations of $2,534,578, has a negative cash flow from operations of $603,640 and a working capital deficiency of $2,607,688. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 12. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEBB & COMPANY, P.A.

/s/ Webb & Company, P.A.
------------------------
Boynton Beach, Florida
July 2, 2004

                CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             AS OF MARCH 31, 2004





                                    ASSETS
                                    ------

CURRENT ASSETS
 Cash                                                         $    27,303
 Accounts receivable, net                                           2,128
 Inventories, net                                                   6,832
 Prepaid expenses                                                   2,681
                                                             -------------
Total Current Assets                                               38,944


MINING PROPERTY AND EQUIPMENT, NET                              4,510,032


OTHER ASSETS
 Intangible mining rights, net                                  7,615,952
 Other receivables                                                 25,855
 Deposits                                                             554
                                                             -------------
   Total Other Assets                                           7,642,361
                                                             -------------
TOTAL ASSETS                                                  $12,191,337
                                                             =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


CURRENT LIABILITIES
 Accounts payable                                             $   376,774
 Accrued expenses                                               1,110,391
 Loans and notes payable - related parties                      1,159,467
                                                             -------------

TOTAL CURRENT LIABILITIES                                       2,646,632

STOCKHOLDERS' EQUITY
 Preferred stock, $0.0001 par value, 20,000,000
  shares authorized, none issued and outstanding                     -
 Common stock, $0.0001 par value, 100,000,000 shares
  authorized, 49,063,750 shares issued and outstanding              4,906
 Additional paid-in capital                                    12,450,910
 Accumulated deficit                                           (2,537,594)
 Accumulated other comprehensive loss                             (27,527)
                                                             -------------
                                                                9,890,695
 Less: deferred consulting services                              (345,990)
Total Stockholders' Equity                                   -------------
                                                                9,544,705
                                                             -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $12,191,337
                                                             =============

      See accompanying notes to consolidated financial statements.

                CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE PERIOD FROM APRIL 17, 2003 (INCEPTION) TO MARCH 31, 2004



REVENUES                                                      $    74,702

MINE COSTS AND EXPENSES
 Mining expense                                                   199,656
 Project development                                               61,511
                                                             -------------
 Total Mine Costs and Expenses                                    261,167
                                                             -------------

GROSS LOSS                                                       (186,465)


OPERATING EXPENSES
 Stock compensation                                             1,948,710
 General and administrative expense                               399,403
                                                             -------------
Total Operating Expenses                                        2,348,113
                                                             -------------
LOSS FROM OPERATIONS                                           (2,534,578)


OTHER INCOME (EXPENSE)
 Interest income                                                        5
 Other income                                                       3,899
 Interest expense                                                  (6,920)
                                                             -------------
Total Other Income (Expense)                                       (3,016)
                                                             -------------


LOSS BEFORE PROVISION FOR INCOME TAXES                         (2,537,594)

PROVISION FOR INCOME TAXES                                           -
                                                             -------------
NET LOSS                                                       (2,537,594)

OTHER COMPREHENSIVE LOSS
 Foreign currency translation loss                                (27,527)
                                                             -------------

COMPREHENSIVE LOSS                                            $(2,565,121)
                                                             =============

Net loss per share - basic and diluted                        $     (0.07)
                                                             =============

Weighted average number of shares
 outstanding - basic and diluted                               35,914,768
                                                             =============



        See accompanying notes to consolidated financial statements.

                CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM APRIL 17, 2003 (INCEPTION) TO MARCH 31, 2004

                                                                                          Acumulated
                                                              Additional                    Other          Deferred
                       Preferred Stock     Common Stock       Paid-In      Accumulated    Comprehensive    Consulting
                     Shares     Amount   Shares      Amount   Capital       Deficit         Loss           Services     Total
                    --------   -------- ----------- --------  -----------  -----------    -------------   ----------- ------------
Stock issued to
founders for
mining equipment        -       $    -   20,700,000  $2,070   $ 2,156,580   $     -        $     -         $    -     $ 2,158,650

Stock issued in
reverse merger for
net assets              -            -   11,058,750   1,106         7,964         -              -              -           9,070

Stock issued for
acquisition to
related party           -            -    5,000,000     500     2,993,850         -              -              -       2,994,350

Stock issued for
acquisition to
related party           -            -   10,000,000   1,000       468,046         -              -              -         469,046

Stock issued for
acquisition             -            -    1,500,000     150     4,529,850         -              -              -       4,530,000

Stock issued to
consultants             -            -      805,000      80     2,294,620         -              -          (345,990)   1,948,710

Other
comprehensive loss      -            -         -        -            -            -           (27,527)          -         (27,527)

Net loss                -            -         -        -            -       (2,537,594)         -              -      (2,537,594)
                                                                                                                      ------------

Comprehensive loss      -            -         -        -            -            -              -              -      (2,565,121)
                    --------   -------- ----------- --------  -----------  -------------  -------------   ----------- ============

BALANCE,
 MARCH 31, 2004         -      $     -   49,063,750  $4,906   $12,450,910   $(2,537,594)   $  (27,527)    $ (345,990) $ 9,544,705
                    --------   -------- ----------- --------  -----------  -----------    -------------   ----------- ============




             See accompanying notes to consolidated financial statements.

                CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE PERIOD FROM APRIL 17, 2003 (INCEPTION) TO MARCH 31, 2004


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                    $ (2,537,594)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation                                                    43,961
   Stock issued for services                                    1,948,710
 Changes in operating assets and liabilities:
   Accounts receivable                                              3,324
   Prepaid expenses                                                (2,681)
   Inventories                                                     (1,140)
   Other receivable                                                (2,549)
   Deposits                                                          (554)
   Accounts payable                                               (38,588)
   Accrued expenses                                               (16,529)
                                                             -------------
      Net Cash Used In Operating Activities                      (603,640)
                                                             -------------


CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                              (510,067)
                                                             -------------
      Net Cash Used In Investing Activities                      (510,067)
                                                             -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from loans and notes payable - related party          1,164,181
 Payments on loans payable - related party                         (4,714)
 Proceeds from reverse merger                                       9,070
                                                             -------------
      Net Cash Provided By Financing Activities                 1,168,537
                                                             -------------

EFFECT OF EXCHANGE RATE ON CASH                                   (27,527)
                                                             -------------

NET INCREASE IN CASH                                               27,303

CASH - BEGINNING OF PERIOD                                           -
                                                             -------------

CASH - END OF PERIOD                                         $     27,303
--------------------                                         =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                       $        697
                                                             =============

Cash paid for income taxes                                   $       -
                                                             =============


             See accompanying notes to consolidated financial statements.

                CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE PERIOD FROM APRIL 17, 2003 (INCEPTION) TO MARCH 31, 2004


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
---------------------------------------------------------------------

During 2003, the Company issued 20,700,000 shares of common stock for mining equipment totaling $2,158,650.

During 2003, the Company issued 5,000,000 shares of common stock valued at a historical cost of $2,994,350 to acquire 100% of the Sellies Mine from a related party.

During 2003, the Company issued 10,000,000 shares of common stock valued at a historical cost of $469,046 to acquire 100% of the Coinholders and Investpro mines from a related party.

During 2004, the Company issued 1,500,000 shares of common stock with a fair value of $4,530,000 to acquire 100% of the Glencairn Gold Mine.


             See accompanying notes to consolidated financial statements.

                CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2004



NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

(A) Organization and Basis of Presentation

Centurion Gold Holdings, Inc. f/k/a Golf Product
Technologies, Inc. was incorporated in the state on Florida on August 9, 2001. Centurion Gold Holdings, Inc is in the business of acquiring and operating gold and chrome mine properties.

Centurion Gold (Pty.) Ltd., f/k/a Omaruru Exploration, Ltd. was incorporated under the laws of South Africa on April 17, 2003. On June 20, 2003, Centurion Gold Holdings, Inc. consummated an agreement with Omaruru Exploration Ltd., pursuant to which Omaruru Exploration Ltd. exchanged all of its 100 then issued and outstanding shares of common stock for 20,700,000 (post-split) shares or approximately 65% of the common stock of Centurion Gold Holdings, Inc. As a result of the agreement, the transaction was treated for accounting purposes as a reorganization by the accounting acquirer (Omaruru Exploration Ltd.) and as a recapitalization by the accounting acquiree (Centurion Gold Holdings, Inc.).

Accordingly, the financial statements include the following:

(1)	The balance sheet consists of the net assets of the
acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)	The statements of operations include the operations of
the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

Desta Transport Services (Proprietary) Limited was incorporated under the laws of South Africa on June 6, 2002.

Area 9B Property (Proprietary) Limited was incorporated under the laws of South Africa on June 6, 2002.

ODZI Properties (Proprietary) Limited was incorporated under the laws of South Africa on June 6, 2002.

Desta Transport Services (Proprietary) Limited, Area 9B
Property (Proprietary) Limited and ODZI Properties
(Proprietary) Limited plan to explore and mine gold ore from the Sellies Gold Mine located in Gauteng, South Africa.

Coinholders, Ltd. was incorporated under the laws of South
Africa on June 16, 1969.

Investpro Prop II was incorporated under the laws of South
Africa on July 12, 2000.

                CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2004



(B) Principles of Consolidation
-------------------------------

The 2004 financial statements include the accounts of Centurion Gold Holdings, Inc. and its wholly owned subsidiaries Centurion Gold (Pty.) Ltd., Desta Transport
Services, Ltd., Area 9B Property, Ltd. Odzi Properties, Ltd.,
Coinholders, Ltd., Investpro Prop II and Glencairn Gold Mine,
Ltd. (from February 2, 2004, date of acquisition) All intercompany accounts have been eliminated in the consolidation.

Centurion Gold Holdings, Inc. and its wholly owned subsidiaries are hereafter referred to as the "Company".

(C) Use of Estimates
--------------------

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

(D) Cash and Cash Equivalents
-----------------------------

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Inventories
---------------

Gold bullion, ore and in-process inventories and materials and supplies are stated at the lower of average cost or net realizable value.

(F) Mining Properties and Equipment
-------------------------------------------------

Mining equipment and other plant facilities are depreciated using straight-line methods principally over estimated useful lives of 5 to 10 years. Repairs and maintenance are charged to expense as incurred.

(G) Asset Retirement Obligation
-------------------------------

The Company estimates future asset retirement obligation costs mainly on the basis of legal and regulatory requirements. Statement of Financial Accounting Standards ("SFAS") No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of an estimated environmental remediation costs and the related asset created with it. The related asset is then amortized

                CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2004



on a units-of-production basis and accretion expense relating to the liability is recognized using the Company's credit-adjusted risk-free interest rate. At various times the Company reviews the adequacy of its asset retirement obligations based on current estimates of future costs and sets aside adequate cash reserves to fund those costs. In the event that actual costs differ from those estimated, the Company's results of operations, liquidity and financial position will be affected.

(H) Property Evaluation
-----------------------

Recoverability of investments in mining properties is evaluated periodically. Estimated future net cash flows from each property are calculated using estimates of proven and probable ore reserves, estimated future metal prices (considering historical and current prices, price trends and related factors) and operating capital and reclamation costs on an undiscounted basis. Impairment is measured based on discounted future net cash flows.

(I) Reclamation and Mine Closure Costs
--------------------------------------

The Company is subject to foreign environmental laws and regulations. The Company has put in place ongoing pollution control and monitoring programs at its mine sites. Estimated future reclamation and mine closure costs are based principally on legal and regulatory requirements. Through March 31, 2004, such costs were accrued and charged over the expected operating lives of the Company's mines on an estimated useful life method. Ongoing reclamation activities are expensed in the period incurred.

(J) Business Segments
---------------------

The Company's operations are classified into two reportable segments, Primrose and Other.

(K) Intangible Assets
---------------------

Pursuant to SFAS No. 141 and SFAS No. 142, mineral interests associated with other than owned properties are classified as intangible assets. As of March 31, 2004, the Company had capitalized $7,615,952 related to the mineral rights. The mineral rights will be amortized using the units-of-production method once production at the projects commences.

(L) Loss Per Share
------------------

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings
Per Share." As of March 31, 2004, there were no common share equivalents outstanding.

                CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2004


(M) Fair Value of Financial Instruments
---------------------------------------
The carrying amounts of the Company's financial instruments including accounts receivable accounts, payable, loans and notes payable approximate fair value due to the relatively short period to maturity for this instrument.

(N) Foreign Currency Translation
--------------------------------

The functional currency of the Company is the South African Rand. The financial statements of the Company are translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations ands stockholders' equity as other comprehensive income (loss).

(O) Concentrations of Risk
--------------------------

During 2004, 100% of the Company's revenues were derived from one mine located in South Africa. In addition, all of the Company's assets are located in South Africa.

(P) Income Taxes
----------------

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
The Company's main operations are in South Africa and no tax benefit is expected from the tax credits in the future.

NOTE 2	INVENTORIES
-------------------

The components of inventory at March 31, 2004 are:

Gold bullion          $      6,832
                       ===========

NOTE 3	PROPERTY AND EQUIPMENT
------------------------------


The components of property and equipment at March 31, 2004 are shown below:

                CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2004



Land                                $    66,177
Plant and equipment                   4,487,816
                                    ------------
                                      4,553,993
Less: accumulated depreciation           43,961
                                    ------------
                                    $ 4,510,032
                                    ============

Depreciation expense for the period from April 17, 2003
(inception) to March 31, 2004 was $43,961.

NOTE 4	ACQUISITION OF MINING COMPANIES
---------------------------------------

On October 8, 2003, Centurion Gold Holdings, Inc. acquired 100% of the outstanding stock in three mining companies controlled by a stockholder of Centurion Gold Holdings, Inc. The companies control the operations of the Sellies Gold Mine located in Gauteng, South Africa. The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the acquisition at historical cost (See Notes 6 and 8(C)).

The Company has allocated the purchase price to the assets acquired and liabilities assumed based on the historical cost as follows:

Land                        $    35,917
Mining rights                 2,958,269
Other assets                        164
                            ------------
Total purchase price        $ 2,994,350
                            ============

On December 31, 2003, Centurion Gold Holdings, Inc. acquired 100% of the outstanding stock in two mining companies controlled by a stockholder of Centurion Gold Holdings, Inc. The companies control the operations of the Spruitfontein and Marikana mines located in Rustenburg, South Africa. The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the acquisition at historical cost (See Notes 6 and 8(C)).

The Company has allocated the purchase price to the assets acquired and liabilities assumed based on the historical cost as follows:

Land                        $    30,260
Mining rights                   438,770
Other assets                         16
                            ------------
Total purchase price        $   469,046
                            ============

                CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2004


On February 2, 2004, the Company acquired 100% of the shares of JC Goldmine through a share purchase agreement. JC Goldmine is located in Primrose, South Africa. The acquisition has been accounted for using the purchase method of accounting, and the operating results of JC Goldmine have been included in the Company's consolidated financial statements from the date of acquisition.

The total purchase price of the acquisition was $5,030,000.
The purchase price consisted of cash of $500,000 and 1,500,000 restricted shares issued to the stockholder with a fair value of $4,530,000 (See Notes 6 and 8(C)).

The Company has allocated the purchase price to the assets acquired and liabilities assumed based on the estimated fair values as follows:

Current assets                           $    34,450
Property, plant and equipment              2,318,919
Mining rights                              4,218,913
Current liabilities                        1,542,282
                                         ------------
Total purchase price                     $ 5,030,000
                                         ============

The results of operations of JC Goldmine have been included in the Company's consolidated statement of operations since the completion of the acquisition on February 2, 2004. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of JC Goldmine occurred at the beginning of the period presented:

                                         For the Period
                                              Ended
                                         March 31,2004
                                          (Unaudited)
                                         --------------

Net revenues                             $ 1,480,080
Net loss                                 $(3,242,577)
Basic and diluted net loss per share     $     (0.09)


NOTE 5	LOANS AND NOTES PAYABLE - RELATED PARTIES
-------------------------------------------------

Loans and notes payable - related parties during the period ended March 31, 2004 are summarized as follows:

Note payable to stockholder trust, payable
on demand, 4% compound interest per annum,
unsecured                                       $   70,935

Note payable to stockholder trust, payable
on demand, 4% compound interest per annum,
unsecured                                           40,749

                CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2004



Note payable to stockholder trust, payable
on demand, 4% compound interest per annum,
unsecured                                          166,863

Note payable to stockholder trust, payable
on demand, 4% compound interest per annum,
unsecured                                          600,000

Stockholder loan, payable on demand, non-
interest bearing, unsecured (See Note 7(B))        280,920
                                                -----------
                                                 1,159,467
Less: current portion                            1,159,467
                                                -----------

Notes payable - related parties, net of
current portion                                 $     -
                                                ===========

NOTE 6	RELATED PARTY TRANSACTIONS
----------------------------------

See Notes 4, 5 and 8.


NOTE 7	COMMITMENTS AND CONTINGENCIES
-------------------------------------

(A) Environmental
-----------------

The Company's mining operations and exploration activities are subject to various foreign laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. The Company's policy is to conduct its business in a manner that safeguards public health and mitigates the environmental effects of its mining operations. To comply with these laws and regulations, the Company has made and in the future may be required to make capital and operating expenditures. The Company does not anticipate incurring any material unforeseen capital or operating expenditures for environmental compliance during 2004.

(B) Lawsuits
------------

As of March 31, 2004, the Company's Glencairn Gold Mine subsidiary is involved in several lawsuits related to the prior operations and management of the Company. The prior management of the Company has provided a loan in the amount of $280,920 at March 31, 2004 to offset any amounts due as a result of these lawsuits. At March 31, 2004, several of these lawsuits have resulted in judgments against the Company and the Company is negotiating with several vendors to establish monthly payment plans. These claims and legal proceedings relate to contractual rights and obligations and employment matters. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations.

                CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2004



(C) Operating Lease
-------------------

The Company leases its facility under a non-cancelable lease agreement expiring in September 2004. Rent expense for the period ended March 31, 2004 was $3,016.

Future minimum annual lease payments required under the operating lease are approximately $1,500 for the year ending
March 31, 2005.

(D) Consulting Agreements
-------------------------

During December 2004, the Company entered into an agreement with a consultant to provide services for a period of six months. The agreement calls for a cash payment of $45,000 and 225,000 shares of common stock. The agreement expires in June 2004 (See Note 8(D)).

During March 2004, the Company entered into an investment banking agreement with a consultant. The agreement is for a period of twelve months with the right to cancel the agreement after three months. The agreement calls for an initial fee of $25,000 for the first three months and monthly fees of $10,000 thereafter. In addition, the consultant is entitled to normal placement fees of 1% for bank financing, 10% for public debt financing and 5% for private debt financing and stock options on 4% of the Company's shares outstanding and exercisable at 110% of the market price on the day of completion of the first financing obtained by the consultant (See Note 8(D)).

NOTE 8	STOCKHOLDERS' EQUITY
----------------------------

(A) Common Stock Issued for Mining Equipment
--------------------------------------------

On June 20, 2003, the Company issued 20,700,000 shares of common stock for mining equipment with a historical cost totaling $2,158,650 to founders.

(B) Common Stock Issued in Reverse Merger
-----------------------------------------

On June 20, 2003, the Company issued 11,058,750 shares of common stock for the assets and liabilities of Centurion Gold
Holdings, Inc. consisting of cash of $10,610 and liabilities of $1,540 (See Note 2).

(C) Common Stock Issued for Acquisitions
----------------------------------------

On October 8, 2003, the Company issued 5,000,000 shares of common stock to related parties for 100% of the outstanding shares of three entities that control the ("Sellies Mine") consisting of land and mining rights with a historical cost of $2,994,350 (See Notes 5 and 7).

                CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2004


On December 31, 2003, the Company issued 10,000,000 shares of common stock to related parties for 100% of the outstanding shares of two entities that control two mines consisting of land and mining rights with a historical cost of $469,046 (See Notes 5 and 7).

On February 2, 2004, the Company issued 1,500,000 shares of common stock for 100% of the outstanding shares of Glencairn
Gold Mine with a fair value of $4,530,000 (See Note 5).

(D) Common Stock Issued for Services
------------------------------------

During 2004, the Company issued 10,000 shares of common stock to a consultant for financial services having a fair value of $28,500. The value of the services is being recognized over the contract term of three months. As of March 31, 2004, the Company has recorded $25,365 as the value of deferred consulting services.

During 2004, the Company issued 500,000 shares of common stock to a related party for management services having a fair value of $1,425,000.

During 2004, the Company issued 70,000 shares of common stock to a consultant for investment services related to the JC
Goldmine acquisition having a fair value of $199,950.

During 2004, the Company issued 225,000 shares of common stock to a consultant for investment advisory services having a fair value of $641,250. The value of the services is being recognized over the contract term of six months. As of March 31, 2004, the Company has recorded $320,625 as the value of deferred consulting services.

(F) Common Stock Split
----------------------

On July 18, 2003, the Company declared a 3 for 1 common stock split to be effected in the form of a dividend payable to stockholders of record on July 29, 2003. Per share and weighted average share amounts have been retroactively restated in the accompanying consolidated financial statements and related notes to reflect this split.

NOTE 9	MINING AGREEMENTS
-------------------------

(A) Omaruru Mine
----------------

On May 15, 2003, the Company entered into a mineral lease agreement. The agreement gives the Company the right to mine and remove minerals from the agreed upon mines located in South Africa. The Company will pay a royalty equal to 5% of the gross selling price of all minerals mined and removed from the property. The agreement terminates upon ninety days notice by the Company or upon suspension of mining operations by the Company for a period of more than six months. The agreement also calls for the appointment of a mutually agreed upon third party to do the actual exploration of the minerals.

                CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2004


During September 2003, the Company entered into a management agreement with a third party to provide management services for the Omaruru mine in exchange for 70% plus value added tax on all gold processed by the third party from the Omaruru mine.

(B) Coinholder and Investpro Property
-------------------------------------

During February 2004, the Company entered into a royalty agreement with a third party to mine the Coinholder and Investpro mine for a period of twelve months in exchange for royalty payments of approximately $2.50 per ton plus value added tax on all chrome processed by the third party from the Company's CoinHolder and Investpro properties. In addition, the third party has an option to acquire the property after a period of twelve months. As of the date of this report, the option price has not been finalized.

(C) Sellies Property
--------------------

During February 2004, the Company entered into a royalty agreement with a third party to mine the Sellies Mine in exchange for a royalty of 30% of the gross revenue.

NOTE 10	INCOME TAXES
--------------------

Income tax expense (benefit) for the period ended March 31, 2004 is summarized as follows:

Current:
 Federal                          $       -
 State                                    -
 Deferred - Federal and State             -
                                  -----------
Income tax expense (benefit)      $       -
                                  ===========

The Company's tax expense differs from the "expected" tax expense for the period ended March 31, 2004 as follows:


U.S. Federal income tax expense (benefit)           $  (862,782)
Effect on net operating loss carryforward               862,782
                                                    ------------
                                                    $      -
                                                    ============

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at March 31, 2004 are as follows:

                CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2004





Deferred tax assets:
Net operating loss carryforward                     $   862,782
                                                    ------------
 Total gross deferred tax assets                        862,782
Less valuation allowance                               (862,782)
                                                    ------------

Net deferred tax assets                             $      -
                                                    ============


At March 31, 2004, the Company had a net operating loss carryforward of approximately $2,537,000 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2028. The net change in the valuation allowance during the period ended March 31, 2004 was an increase of $862,782.

On June 20, 2003, the Company underwent a change in ownership, (as defined by Internal Revenue Code Section 382).
This change limits the Company's ability to utilize its net operating loss carryforwards ("NOL's").

NOTE 11	SEGMENT INFORMATION
---------------------------

The Company operates in two reportable business segments, Primrose and Other. The Company operates the Primrose segment through its wholly owned subsidiary
Glencairn Gold Mine, Ltd.  Centurion Gold (Pty.) Ltd.,
Desta Transport Services, Ltd., Area 9B Property, Ltd.
Odzi Properties, Ltd., Coinholders, Ltd., and Investpro
Prop II do not meet the quantitative thresholds for a separate reportable segment and are therefore included in the Other segment category. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The
Company evaluates segment performance based on cash flow from operations. All intercompany transactions between segments have been eliminated. As a result, the components of operating loss for one segment may not be comparable to another segment. The following is a summary of the Company's segment information for the period ended March 31:



                                   Primrose         Other          Total

2004
----
Revenues                           $    74,702      $      -      $    74,702
Segment loss                          (392,722)      (2,141,856)   (2,534,578)
Total assets                         6,545,136        5,646,201     12,191,337
Additions to long-lived assets       2,318,913        2,235,080      4,553,993
Intangible mining rights             4,218,913        3,397,039      7,615,952
Depreciation and amortization           43,961             -            43,961




NOTE 12	GOING CONCERN
---------------------

As reflected in the accompanying financial statements, the Company has a net loss from operations of $2,534,578, has a negative cash flow from operations of $603,688, and a working capital deficiency of $2,607,688. These factors raise substantial doubt about its ability to continue as a going

                CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2004


concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has reduced operating costs and received a commitment for working capital of $625,000 from stockholders. The Company is also continuing to increase the monthly production of gold mined.

Management believes that the actions presently being taken to raise additional capital, reduce costs and generate revenues provide the opportunity for the Company to continue as a going concern.

NOTE 13	SUBSEQUENT EVENTS
-------------------------

(A) Employment Agreements
-------------------------

On April 1, 2004, the Company entered into an employment contract with its Acting Chief Technical
Officer to provide salary and other fringe benefits indefinitely. Minimum salary payments under the contract currently amounted to approximately $125,000 per year. The contract is cancelable by either party with three months written notice.

On April 1, 2004, the Company entered into an employment contract with its Acting Chief Operations
Officer to provide salary and other fringe benefits indefinitely. Minimum salary payments under the contract currently amounted to approximately $200,000 per year. The contract is cancelable by either party with three months written notice.

On April 1, 2004, the Company entered into an employment contract with its Acting Chief Executive
Officer to provide salary and other fringe benefits indefinitely. Minimum salary payments under the contract currently amounted to approximately $200,000 per year. The contract is cancelable by either party with three months written notice.

(B) Stock Issued for Services
-----------------------------

During June 2004, the Company issued 10,000 shares to two employees for services related to the Primrose mine.

(C) Notes Payable - Related Party
---------------------------------

During June 2004, the Company received a note payable of $625,000 from a stockholder and officer at an interest rate of 10%, due on June 30, 2005 and unsecured.



(D) Loans Payable - Related Party
---------------------------------

During June 2004, the Company received loans payable to $64,268 from a stockholder and officer at an interest rate of 4%, due on demand and unsecured.

(E) Letter of Intent
--------------------

During June 2004, the Company entered into a letter of intent to purchase an operating golf mine in Sourth Africa for approximately $16,000,000. The closing is dependant on the Company completing its due diligence and obtaining funding. The letter of intent stipulates that the closing must occur prior to July 29, 2004 unless extended by both parties.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 12, 2004.

                CENTURION GOLD HOLDINGS, INC.

        By:     /s/ Arthur Johnson
                ---------------------
		Arthur Johnson
		Principal Executive Officer and Chairman


In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on July 12, 2004.

 /s/ Arthur Johnson                Principal Executive Officer and Chairman
-------------------------
     Arthur Johnson


/s/ Stephanus Cornelius Vercueil   Principal Financial Officer and
--------------------------------   Principal Accounting Officer
    Stephanus Cornelius Vercueil


/s/ Bruce Williamson               Director
--------------------
    Bruce Williamson


/s/ Andrew Dale Paul               Chief Operating Officer and Director
--------------------
    Andrew Dale Paul

SECTION 906 CERTIFICATIONS

Each of the undersigned hereby certifies in his capacity as an officer of Centurion Gold Holdings, Inc.. (the "Company") that the Annual Report of the Company on Form 10-KSB for the period ended March 31, 2004 fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and the results of operations of the Company.

              CENTURION GOLD HOLDINGS, INC.

        By:  /s/ Arthur Johnson
             ------------------------------
		Arthur Johnson
		Principal Executive Officer,
                President and Director



        By:     /s/ Stephanus Cornelius Vercueil
                ----------------------------------
                Stephanus Cornelius Vercueil
                Principal Financial Officer and Principal Accounting Officer

Date: July 12, 2004

SECTION 302 CERTIFICATIONS

I, Arthur Johnson, Chief Executive Officer of Centurion Gold
Holdings, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Centurion
Gold Holdings, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 12, 2004

By:             /s/ Arthur Johnson
                ---------------------------
		Arthur Johnson
		Principal Executive Officer,
                President and Chairman

SECTION 302 CERTIFICATIONS
I, Stepahus Cornelius Vercueil, Chief Financial Officer of Centurion Gold Holdings, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Centurion
Gold Holdings, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 12, 2004

        /s/ Stephanus Cornelius Vercueil
        --------------------------------
        Stephanus Cornelius Vercueil
	Principal Financial Officer and
	Principal Accounting Officer