Form 10QSB
period 2004-06-30
CENTURION GOLD HOLDINGS INC
filed 2004-08-16
CIK 1164538

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                -------------


                                 FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004


                                          or

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

                            ---------------------

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No ___

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of August 13, 2004 was  49,073,750.

Centurion Gold Holdings, Inc. Index to Form 10-QSB

Part 1   Financial Information

Item 1.  Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information


Item 1.  Financial Statements


                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2004
                                 (UNAUDITED)

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)



                                   CONTENTS
                                   --------

PAGE 1     CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2004 (UNAUDITED)


PAGE 2 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND FOR THE PERIOD FROM MAY 7, 2003 (INCEPTION) TO JUNE 30, 2003 (UNAUDITED)


PAGE 3 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND FOR THE PERIOD FROM MAY 7, 2003 (INCEPTION) TO JUNE 30, 2003 (UNAUDITED)


PAGES 4 - 5 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF JUNE 30, 2004
                                  (UNAUDITED)





                                    ASSETS
                                    ------

CURRENT ASSETS
 Cash                                                         $    16,453
 Prepaid expenses                                                   1,548
 Inventories, net                                                  25,420
                                                             -------------
Total Current Assets                                               43,421


MINING PROPERTY AND EQUIPMENT, NET                              4,556,179


OTHER ASSETS
 Other receivables                                                 45,262
 Intangible mining rights, net                                  7,615,952
 Deposits                                                             561
                                                             -------------
   Total Other Assets                                           7,661,775
                                                             -------------
TOTAL ASSETS                                                  $12,261,375
                                                             =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


CURRENT LIABILITIES
 Cash overdraft                                               $     2,058
 Accounts payable and accrued expenses                          1,799,723
 Notes and loans payable - related parties                      1,321,319
 Notes payable                                                     76,301
                                                             -------------
TOTAL CURRENT LIABILITIES                                       3,199,401

STOCKHOLDERS' EQUITY
 Preferred stock, $0.0001 par value, 20,000,000
  shares authorized, none issued and outstanding                     -
 Common stock, $0.0001 par value, 100,000,000 shares
  authorized, 49,073,750 shares issued and outstanding              4,907
 Additional paid-in capital                                    12,462,309
 Accumulated deficit                                           (3,408,600)
 Accumulated other comprehensive gain                               3,358
                                                             -------------
Total Stockholders' Equity                                      9,061,974
                                                             -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $12,261,375
                                                             =============

  See accompanying notes to condensed consolidated financial statements.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND FOR THE PERIOD FROM
             MAY 7, 2003 (INCEPTION) TO JUNE 30, 2003 (UNAUDITED)



                                                                For the Period
                                               For the              from
                                               Three Months     May 7, 2003
                                               Ended June       (Inception) to
                                               30, 2004         June 30, 2003
                                               ------------     --------------

REVENUES                                    $    377,286          $       -

MINE COSTS AND EXPENSES                          281,783                  -
                                            -------------         ------------
GROSS LOSS                                        95,503                  -


OPERATING EXPENSES
 Stock compensation                              357,390                  -
 Professional fees                               114,750                  -
 Officer salaries                                 76,210                  -
 General and administrative salaries             116,304                  -
 General and administrative expense              298,659                  248
                                            -------------         ------------
    Total Operating Expenses                     963,313                  248
                                            -------------         ------------
LOSS FROM OPERATIONS                            (867,810)                (248)


OTHER INCOME (EXPENSE)
 Interest income                                      47                  -
 Other income                                      7,849                  -
 Interest expense                                (11,092)                 -
                                            -------------         ------------
Total Other Income (Expense)                      (3,196)                 -
                                            -------------         ------------

LOSS BEFORE PROVISION FOR INCOME TAXES          (871,006)                (248)

PROVISION FOR INCOME TAXES                           -                    -
                                            -------------         ------------

NET LOSS                                        (871,006)                (248)

OTHER COMPREHENSIVE LOSS
 Foreign currency translation gain ( loss)        30,885                   (1)
                                            -------------         ------------
COMPREHENSIVE LOSS                          $   (840,121)         $      (249)
                                            =============         ============

Net loss per share - basic and diluted      $      (0.02)         $       -
                                            =============         ============

Weighted average number of shares
 outstanding - basic and diluted              49,066,497           22,747,917
                                            =============         ============

  See accompanying notes to condensed consolidated financial statements.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE
        MONTHS ENDED JUNE 30, 2004 AND FOR THE PERIOD FROM MAY 7, 2003
                   (INCEPTION) TO JUNE 30, 2003 (UNAUDITED)



                                                                For the Period
                                               For the              from
                                               Three Months     May 7, 2003
                                               Ended June       (Inception) to
                                               30, 2004         June 30, 2003
                                               ------------     --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                      $  (871,006)      $      (248)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
    In-kind contribution                               -                 236
    Depreciation                                    43,961               -
    Stock issued for services                      357,390               -
 Changes in operating assets and liabilities:
    Accounts receivable                              2,128               -
    Prepaid and other assets                         1,126               -
    Inventories                                    (18,588)              -
    Other receivables                              (19,407)              -
    Accounts payable and accrued expenses          388,859               -
    Cash overdraft                                   2,058               -
                                              -------------      ------------
      Net Cash Used In Operating Activities       (113,479)              (12)
                                              -------------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                (90,108)              -
                                              -------------      ------------
   Net Cash Used In Investing Activities           (90,108)              -
                                              -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from loans payable - related party       161,852               -
 Proceeds from sale of common stock                    -                  13
                                              -------------      ------------
Net Cash Provided By Financing Activities          161,852                13
                                              -------------      ------------

EFFECT OF EXCHANGE RATE ON CASH                     30,885                (1)
                                              -------------      ------------
NET DECREASE IN CASH                               (10,850)              -

CASH - BEGINNING OF PERIOD                          27,303               -

CASH - END OF PERIOD                           $    16,453       $       -
                                              =============      ============

  See accompanying notes to condensed consolidated financial statements.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2004
                              -------------------
                                 (UNANDITED)

NOTE 1	BASIS OF PRESENTATION
-----------------------------

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

For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB.

NOTE 2	USE OF ESTIMATES
------------------------

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

NOTE 3	NOTES AND LOANS PAYABLE - RELATED PARTIES
-------------------------------------------------

During the period ended June 30, 2004, stockholders loaned the Company an additional $40,110. The total loans of $1,199,577 are payable on demand, 4% interest bearing and unsecured (See Note 4).

During May 2004, the Company entered into an a note payable agreement with an officer and shareholder of the Company to lend the Company up to $625,000. The loan covenants require the Company to use the proceeds as working capital at its Primrose mine. The Company received proceeds during the three months ended June 30, 2004 of $121,742. The loan is due June 30, 2005, 10%
interest bearing and unsecured.

NOTE 4	RELATED PARTY TRANSACTIONS
----------------------------------
See Notes 3 and 5.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2004
                              -------------------
                                 (UNANDITED)



NOTE 5	STOCKHOLDERS' EQUITY
----------------------------

(A) Common Stock Issuance
-------------------------

During June 2004, the Company issued 10,000 shares of common stock to employees as bonuses with a fair value of $11,400.

During the three months ended June 30, 2004, the Company recognized deferred stock compensation expense for stock previously issued to consultants of $345,990.

NOTE 6	GOING CONCERN
---------------------

As reflected in the accompanying condensed consolidated financial statements, the Company has a working capital deficiency of $3,110,718 and has a negative cash flow from operations of $113,479. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate increased revenues and begin raising capital to begin production at its other claims. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is substantially increasing the production at the Primrose Mine, which now has a positive cash flow. The excess funds at Primrose will be used to pay down the Company's Accounts payable and Notes payable. Management believes that the actions presently being taken to raise capital, implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

NOTE 7	SALES CONCENTRATION
---------------------------

During the first quarter of to June 2004, 100% of the Company's revenues were derived from one mine located in South Africa. In addition, 100% of the Company's assets are located in South
Africa.

NOTE 8	SUBSEQUENT EVENT
------------------------

(A) Acquisition
---------------

During July 2004 the Company signed an agreement to acquire Mine Waste Solutions, (Pty) Limited, an environmental remediation company that uniquely combines mine rehabilitation with re-treatment, for $24.5 million. Mine Waste Solutions is a recognized leader in the field of environmental remediation of degraded mine sites. The closing is contingent on raising the finance as described in (B) below.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2004
                              -------------------
                                 (UNANDITED)


(B) Loan Payable
----------------

To fund the acquisition of Mine Waste Solutions (Pty) Limited the Company signed a senior debt loan agreement of $9.64 million with Nedcor Bank and The Industrial Development Corporation both of Jonannesburg, South Africa. The Company has approached two other potential lenders / equity partners to complete the acquisition. The Company should finalize the funding requirements during August 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results and Plan of Operations
-------------------------------

     For the period from April 1, 2004 through June 30, 2004 revenue from ongoing operations was $377,286 and was generated 100% by the Primrose Mine.

     At the time of the acquisition of Primrose, the mine was producing approximately 1 kilogram of gold per month. Under Centurion Gold and the current management, gold production has increased significantly and is currently at approximately 20 kilograms per month. At this level of production, Primrose has in excess of $100,000 free cash flow per month to reduce liabilities generated by the prior management and ownership of Primrose. The Company expects these liabilities to be paid off within the next 12 months. A second mining shaft, Stanhope, has also been opened. The Company anticipates increasing the gold production to 25 kilograms of gold per month during the second quarter.

     The Company is still awaiting the new mining licence in order to commence the processing of the mine dumps at Omaruru. The mine dumps are above ground and were created from the extraction of the gold bearing ore underground.

     Production at the Sallies Mine has commenced on a very limited basis in order to establish the viability of setting up a larger plant and going into full scale production. The Company expects these decisions to be made in the second quarter and also expects to start receiving a small amount of revenues during the second quarter.

     The Company is still awaiting the new mining licence in order to commence mining at the Chrome Mines, Marikana and Spruitfontein. On receipt of this licence open cast mining will commence.

     Management believes that, although our auditor expressed substantial doubt about our ability to continue as a going concern, due to our management advancing loans to the company to cover operational expenses, and due to our increased level of production at Primrose, assuming that we do not commence our anticipated operations, we will be able to satisfy our cash requirements for at least the next twelve months.


Liquidity and Capital Resources
-------------------------------

     Our current liabilities exceed our current assets and may continue to do so in the future. Our organic business expansion will not require significant capital resources or outlays by the company. The Company expects to pay down the Accounts payable and Notes payable from current and future Primrose cash flows. The Company will start processing the gold bearing ore from the new Stanhope shaft at the Primrose facility, which will increase the revenues at Primrose during the second quarter.

     During the current first quarter the Company started generating revenues and free cash flow to start reducing the Accounts payable and Notes payable. These revenues and free cash flow are expected to increase during the second quarter and will be utilized to pay down the liabilities generated by the prior management and ownership.

     Even though our auditor has expressed substantial doubt about our ability to continue as a going concern, and assuming that we do not commence some of our anticipated operations management feels that it has sufficient financial resources to meet its obligations for at least the next twelve months.


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


Item 3.  Controls and Procedures
--------------------------------

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


Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits

         (31.1) Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

         (31.2) Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

         (32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

During the quarter covered by this report, the Company filed two reports on Form 8-K dated April 7, 2004 and April 15, 2004, respectively.
The Forms 8-K are attached and made a part of this 10-QSB for the quarterly period ended June 30, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 13, 2004

                  CENTURION GOLD HOLDINGS, INC.

	By:	 	/s/ Arthur Johnson
		--------------------------------------
		Arthur Johnson
		Principal Executive Officer,
                President and Director



	By:	 	/s/ Bruce Williamson
                --------------------------------------
                Bruce Williamson
                Principal Financial Officer, and Director