Form 10QSB
period 2004-09-30
CENTURION GOLD HOLDINGS INC
filed 2004-11-22
CIK 1164538

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                -------------

                                 FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004

                                       or

  |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

                       For the transition period from to

                                  -------------

                        Commission file number: 000-49810

                          Centurion Gold Holdings, Inc.
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

                              ---------------------

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |_|

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of November 19, 2004 was 49,823,750.

Centurion Gold Holdings, Inc. Index to Form 10-QSB

Part 1   Financial Information

Item 1.  Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Controls and Procedures

Part II   Other Information

Item 1.   Legal Proceedings

Item 2 Changes in Securities and small business issuer purchases of Equity Securities

Item 3   Defaults upon senior securities

Item 4   Submission of matters to a Vote of Security Holders

Item 5   Other information

Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information

Item 1.  Financial Statements


                  CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                  CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY

                                    CONTENTS


PAGE       1      CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2004
                  (UNAUDITED)

PAGE       2      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
                  MONTHS ENDED SEPTEMBER 30, 2004 AND 2003, FOR THE SIX MONTHS
                  ENDED SEPTEMBER 30, 2004 AND FOR THE PERIOD FROM APRIL 17,
                  2003 (INCEPTION) TO SEPTEMBER 30, 2003 (UNAUDITED)

PAGE       3      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX
                  MONTHS ENDED SEPTEMBER 30, 2004 AND FOR THE PERIOD FROM APRIL
                  17, 2003 (INCEPTION) TO SEPTEMBER 30, 2003 (UNAUDITED)

PAGES    4 - 9    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)

                  CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)



                                             ASSETS
CURRENT ASSETS
 Cash                                                                                $     35,152
 Inventories, net                                                                          67,159
 Prepaid expenses                                                                             885
                                                                                     ------------
     Total Current Assets                                                                 103,196
                                                                                     ------------

MINING PROPERTY AND EQUIPMENT, NET                                                     12,152,368
                                                                                     ------------

OTHER ASSETS
 Restricted cash                                                                        2,745,500
 Other receivables                                                                        125,830
                                                                                     ------------
     Total Current Assets                                                               2,871,330
                                                                                     ------------

TOTAL ASSETS                                                                         $ 15,126,894
                                                                                     ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Cash overdraft                                                                      $        946
 Accounts payable and accrued expenses                                                  1,502,513
 Note payable - current                                                                    76,301
 Notes and loans payable - related parties                                              1,242,545
                                                                                     ------------
     Total Current Liabilities                                                          2,822,305
                                                                                     ------------

LONG-TERM LIABILITIES
 Notes payable                                                                          2,195,275
                                                                                     ------------
     Total Long-Term Liabilities                                                        2,195,275
                                                                                     ------------

TOTAL LIABILITIES                                                                       5,017,580
                                                                                     ------------

STOCKHOLDERS' EQUITY
 Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and
  outstanding                                                                                   -
 Common stock, $0.0001 par value, 100,000,000 shares authorized, 49,823,750 shares
  issued and outstanding                                                                    4,982
 Additional paid-in capital                                                            13,441,507
 Accumulated deficit                                                                   (3,242,826)
 Accumulated other comprehensive income                                                    80,591
                                                                                     ------------
     Total Stockholders' Equity                                                        10,284,314
                                                                                     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 15,126,894
                                                                                     ============

     See accompanying notes to condensed consolidated financial statements.

                  CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                           For the Period
                                                                                                               from
                                                            For the Three   For the Three  For the Six     April 17, 2003
                                                            Months Ended    Months Ended   Months Ended    (Inception) to
                                                            September 30,   September 30,  September 30,    September 30,
                                                                2004            2003            2004            2003
                                                            ------------    ------------    ------------    ------------
REVENUES                                                    $    763,637     $         -    $  1,140,923    $          -

MINE COSTS AND EXPENSES                                          587,226          25,538    $    869,009    $     25,538
                                                            ------------    ------------    ------------    ------------

GROSS PROFIT (LOSS)                                              176,411         (25,538)        271,914         (25,538)

OPERATING EXPENSES
 Stock compensation                                                    -               -         357,390               -
 Professional fees                                               138,262          10,636         253,012          10,884
 General and administrative expense                              299,918           9,899         791,091           9,899
                                                            ------------    ------------    ------------    ------------
      Total Operating Expenses                                   438,180          20,535       1,401,493          20,783
                                                            ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                            (261,769)        (46,073)     (1,129,579)        (46,321)

OTHER INCOME (EXPENSE)
 Gain on settlement of accounts payable                          503,007               -         503,007               -
 Interest income                                                     190               -             237               -
 Other income                                                     17,398               -          25,248               -
 Interest expense                                                (93,052)              -        (104,144)              -
                                                            ------------    ------------    ------------    ------------
      Total Other Income (Expense)                               427,543               -         424,348               -
                                                            ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                  165,774         (46,073)       (705,232)        (46,321)

PROVISION FOR INCOME TAXES                                             -               -               -               -

NET INCOME (LOSS)                                           $    165,774    $    (46,073)   $   (705,232)   $    (46,321)

OTHER COMPREHENSIVE INCOME (LOSS)
 Foreign currency translation gain ( loss)                        77,233               -         108,118               -
                                                            ------------    ------------    ------------    ------------

COMPREHENSIVE INCOME (LOSS)                                 $    243,007         (46,073)       (597,114)        (46,321)
                                                            ============    ============    ============    ============

Net income (loss) per share - basic                         $          -    $          -    $      (0.01)   $          -
                                                            ============    ============    ============    ============

Net income (loss) per share - diluted                       $          -    $          -    $      (0.01)   $          -
                                                            ============    ============    ============    ============

Weighted average number of shares outstanding - basic         49,571,033      31,758,750      49,320,143      28,425,976
                                                            ============    ============    ============    ============

Weighted average number of shares outstanding -diluted        49,867,476      31,758,750      49,320,143      28,425,976
                                                            ============    ============    ============    ============

See accompanying notes to condensed consolidated financial statements.

                  CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)


                                                                                             For the Period
                                                                                                   from
                                                                               For the Six   April 17, 2003
                                                                               Months Ended  (Inception) to
                                                                               September 30,  September 30,
                                                                                 2004             2003
                                                                               -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                      $  (705,232)   $   (46,321)
 Adjustments to reconcile net loss to net cash used in operating activities:
    Gain on forgiveness of accrued expense                                         503,007              -
    Depreciation                                                                    91,423              -
    Stock issued for services                                                      357,390              -
    Amortization of note payable discount                                           88,154              -
 Changes in operating assets and liabilities:
  Accounts receivable                                                                2,128              -
  Prepaid and other assets                                                           1,796           (971)
  Inventories                                                                      (60,327)             -
  Other receivables                                                                (99,975)             -
  Accounts payable and accrued expenses                                           (411,358)        27,220
  Deposits                                                                             554              -
                                                                               -----------    -----------
         Net Cash Used In Operating Activities                                    (232,440)       (20,072)
                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in restricted cash                                                    (2,745,500)             -
 Purchase of property and equipment                                               (117,807)             -
                                                                               -----------    -----------
         Net Cash Used In Investing Activities                                  (2,863,307)             -
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from convertible note payable                                          2,015,098              -
 Proceeds from loans payable - related party                                           101         20,460
 Payments on loan payable - related party                                                -         (4,714)
 Proceeds from sale of common stock and warrants                                   979,333          5,896
 Cash overdraft                                                                        946              -
                                                                               -----------    -----------
         Net Cash Provided By Financing Activities                               2,995,478         21,642
                                                                               -----------    -----------

EFFECT OF EXCHANGE RATE ON CASH                                                    108,118              -
                                                                               -----------    -----------

NET DECREASE IN CASH                                                                 7,849              -

CASH - BEGINNING OF PERIOD                                                          27,303              -
                                                                               -----------    -----------

CASH - END OF PERIOD                                                           $    35,152    $         -
                                                                               ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2003, the Company issued 20,700,000 shares of common stock for mining equipment totaling $2,158,650.

     See accompanying notes to condensed consolidated financial statements.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

       (A) BASIS OF PRESENTATION

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

       (B) SIGNIFICANT ACCOUNTING POLICIES

       The Company accounts for its stock-based compensation agreements with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and its related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS" No. 123, "Accounting for Stock-Based Compensation" for stock-based transactions with non-employees.

NOTE 2 USE OF ESTIMATES

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

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 3 INCOME (LOSS) PER SHARE


                                    For the Three Months Ended       For the Six Months Ended
                                            September 30,                   September 30,
                                         2004           2003            2004            2003
                                    ------------   ------------    ------------    ------------
Basic Numerator:

 Net income (loss)                  $    165,774   $    (46,073)   $   (705,232)   $    (46,321)
                                    ============   ============    ============    ============

Denominator:

 Weighted average common shares       49,571,033     31,758,750      49,571,033      28,425,976

 Basic income (loss) per share      $          -   $          -    $      (0.01)   $          -
                                    ============   ============    ============    ============

Fully Diluted Numerator:

 Net income (loss)                  $    165,774   $    (46,073)   $   (705,232)   $    (46,321)

Interest on convertible notes
 payable                                   8,667              -               -               -
                                    ------------   ------------    ------------    ------------

Numerator for fully diluted
 income (loss) per share            $    174,441   $    (46,073)   $   (705,232)   $    (46,321)
                                    ============   ============    ============    ============

Denominator:

 Weighted average common shares

  Common stock equivalents            49,571,033     31,758,750      49,571,033      28,425,976

  Incremental shares from assumed
    conversion of notes payable          296,443              -               -               -
                                    ------------   ------------    ------------    ------------

 Denominator for fully diluted
  income (loss) per share             49,867,476     37,758,750      49,571,033      28,425,976

 Fully diluted income (loss) per
  share                             $          -   $          -    $      (0.01)   $          -
                                    ============   ============    ============    ============

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 4 NOTES AND LOANS PAYABLE - RELATED PARTIES

       During the period ended September 30, 2004, stockholders loaned the Company an additional $101. The total loans of $1,159,568 are payable on demand, 4% interest bearing and unsecured.

       During 2004, the Company entered into a note payable agreement with an officer and shareholder of the Company to lend the Company up to $625,000. The loan covenants require the Company to use the proceeds as working capital at its Primrose mine. The Company received proceeds during the six months ended September 30, 2004 of $248,931. The loan is due June 30, 2005, 10% interest bearing and unsecured. APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14) requires a portion of the proceeds from the issuance of debt securities with common stock to be allocated to the common stock and notes payable based on fair value. Any resulting discount or premium on the notes payable should be recorded and amortized over the life of the notes. As a result, the Company valued 500,000 shares of common stock at its fair value of $248,931. This amount was recorded as common stock and the resulting discount on the note payable is being amortized using the interest method over the life of the note.

             Note payable - face value                      $         248,931
             Note payable - discount                                  165,954
                                                            -----------------

                                                            $          82,977
                                                            =================

NOTE 5 CONVERTIBLE NOTE PAYABLE

      During September 2004, the Company entered into a convertible note payable for $3,000,000. The note is convertible into shares of the Company's common stock at $0.77 per share. The conversion price exceeded the fair value of the common stock and there was no beneficial conversion associated with the note payable.

      As additional consideration, the Company issued warrants to purchase 1,000,000 shares of the Company's common stock at a purchase price of $0.90 per share. The Company accounted for the warrants and convertible note payable in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14). APB 14 requires a portion of the proceeds from the issuance of debt securities with detachable stock warrants to be allocated to the warrants and treated as paid-in capital. Any resulting discount or premium on the notes payable should be recorded and amortized over the life of the notes. The Company used the Black-Scholes model to determine the value of the warrants. Under the Black-Scholes model, the value of the warrants are determined by taking the difference between acquiring the stock outright and the present value of paying the exercise price on the expiration day. As a result, the Company valued the warrants at $555,402. This amount was recorded as paid-in capital and the resulting discount on the notes payable was recorded and is being amortized using the interest method over the life of the notes. The Company also incurred direct offering costs of $254,500 and issued 250,000 shares of common stock. The shares of common stock were recorded at a fair value of $175,000. These amounts were recorded as a discount on notes payable and are being amortized using the interest method over the life of the notes.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

            Convertible note payable - face                   $       3,000,000
            Discount on convertible note payable                        903,424
                                                              -----------------

                                                              $       2,096,576
                                                              =================

NOTE 6 RELATED PARTY TRANSACTIONS

       See Notes 4 and 7.

NOTE 7 STOCKHOLDERS' EQUITY

       (A) COMMON STOCK ISSUANCE

       During June 2004, the Company issued 10,000 shares of common stock to employees as bonuses with a fair value of $11,400.

       During 2004, the Company recognized deferred stock compensation expense for stock previously issued to consultants of $345,990.

       During 2004, the Company issued 500,000 shares of common stock for cash of $248,931 (See Note 4).

       During 2004, the Company issued 250,000 shares of common stock for cash of $175,000 (see Note 4).

       (B) COMMON STOCK WARRANTS

       During 2004, the Company issued 1,000,000 common stock warrants at an exercise price of $0.90 in consideration with a convertible note payable. The warrants expire in 2011. Using the Black-Scholes model, the warrants were valued at $555,402 under the following assumptions; no annual dividend, volatility of 90%, risk-free interest rate of return of 3.5% and a term of five years.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 8 COMMITMENTS AND CONTINGENCIES

       (A) LITIGATION

       As of September 30, 2004, the Company's Glencairn Gold Mine subsidiary is involved in several lawsuits related to the prior operations and management of the Company. The prior management of the Company has provided a loan in the amount of $280,920 at September 30, 2004 to offset any amounts due as a result of these lawsuits. At September 30, 2004, several of these lawsuits have resulted in judgments against the Company and the Company is negotiating with several vendors to establish monthly payment plans. These claims and legal proceedings relate to contractual rights and obligations and employment matters. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations.

       During September 2004, Company reached a settlement with the South Africa Department of Labor concerning prior workers compensation insurance payments due by the Company's Glencairn Gold Mine subsidiary. The Department agreed to waive all amounts due prior to the Company's acquiring the subsidiary. The total amount of accrued workers compensation forgiven was $503,007.

NOTE 9 SALES CONCENTRATION

       During 2004, 100% of the Company's revenues were derived from two mines located in South Africa. In addition, 100% of the Company's assets are located in South Africa.

NOTE 10  GOING CONCERN

       As reflected in the accompanying condensed consolidated financial statements, the Company has a working capital deficiency of $2,719,109 and has a negative cash flow from operations of $232,440. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate increased revenues and begin raising capital to begin production at its other claims. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

NOTE 11  SUBSEQUENT EVENTS

       (A) ACQUISITIONS

       During July 2004, the Company signed an agreement to acquire Mine Waste Solutions, (Pty) Limited, an environmental remediation company that uniquely combines mine rehabilitation with re-treatment, for $24.5 million. Mine Waste Solutions is a recognized leader in the field of environmental remediation of degraded mine sites. The agreement expired in August 2004 and the Company has renegotiated the terms of the agreement. The new transaction involves cash payments of $5,500,000 and 16,000,000 Centurion shares with a fair value of $0.75 for total consideration of approximately $17,500,000. Closing of the transaction is contingent on the Company raising the necessary financing. The Company expects to close the transaction during the third quarter ending December 31, 2004.

       During October 2004, the Company signed a non-binding Letter of Intent to purchase certain assets and mining rights from a company located in South Africa for 20,000,000 shares of common stock with an estimated fair value of $15,400,000. The closing is subject to due diligence, regulation approval and the signing of a definitive agreement.

       (B) RELATED PARTY - NOTES PAYABLE

       During October 2004, the Company received additional proceeds under the note payable agreement with a stockholder of $89,192.

Item 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

         Our independent auditors have expressed in their audit opinion dated March 31, 2004 that there is substantial doubt that we can continue as a going concern unless we can further implement our business plan, raise capital and generate revenues. We are a junior gold mining Company (mining companies with market capitalizations of less than $50 million) with a roll-up strategy to acquire near revenue stream or revenue stream low production cost mining companies. Our focus is on acquiring low cost operations with turnaround opportunities to further enhance profitability. We are building up a strong team of management and operations personnel experienced in mining to take advantage of these opportunities, especially in South Africa, due to the new legislation, which was implemented in May 2004. This legislation enforces a "use it or loose it" philosophy, whereby all mining claims must be prospected within a certain time frame, otherwise, such prospects revert to the state.

         The third shaft on the Primrose mine "Moss Rose" is now being opened and we hope to mine ore from this shaft in December. This will add another 1500 tons of ore to the plant at an average indicated grade of 25 oz per ton. The Stanhope shaft is fully commissioned and is producing 800 tons while the Waverly Shaft continues to account for the bulk of our production.

         The Company received the first concentrates from the Omaruru mine is working on increasing the grades from this material which are still low whilst the process at Omaruru is adjusted. We are still awaiting the new mining license but will continue with rehabilitation of the dumps and extract gold for the short term.

         Production from the Sellies mine is limited and the process here is still being adapted for the quality of grades in the footprint as well as the plant being upgraded to cope with the coarse fraction in which a large percentage of the free gold lies. A new line is being built onto the plant to include a crushing section.

         The Company is still awaiting the new mining license in order to commence mining at the Chrome Mines, Marikana and Spruitfontein. There is a tremendous back log in the application at the Government Department of Mineral and Energy and it is not known when this will be approved.

         In the quarter ended September 30, 2004, we actively positioned ourselves to raise cash for our acquisition targets and were successful in raising $3.0 million in convertible debt financing. We intend to continue to seek both equity and additional debt financing to take advantage of our targets and to provide us with reserves for other opportunities as they present themselves. We are finalizing agreements on our fifth acquisition and hope to close this by year end.

RESULTS OF OPERATIONS

         The Company had no revenues from operations and minimal expenses in the six months ended September 30, 2003, therefore, no comparisons are given between the six and three month periods of 2003, as compared to the respective periods in 2004. For the six months ended September 30, 2004, we had revenues of $1,140,923 with direct mining costs and expenses of $869,009 for a gross profit of $271,914. We had operating expenses of $1,401,493 resulting in a loss from operations of $1,129,579. Operating expenses consisted of stock compensation expenses of $357,390, professional fees of $253,012 and general and administrative expenses of $791,091 resulting in a $1,129,579 loss from operations. The Company had other income of $424,348, which consisted primarily of a $503,007 one-time gain on the settlement of accounts payable to Workmen's Compensation which was partially offset by interest expense of $104,144. As a result of the above, the Company had a net loss of $705,232. The Company had a foreign currency translation gain of $108,118. As a result of the above, the Company had a comprehensive loss of $(597,114) for the six months ended September 30, 2004.

         For the three months ended September 30, 2004, we had revenues of $763,637, which represents an increase of more than 100% as compared to the previous three months period. The Company had direct mining costs and expenses of $587,226 resulting in a gross profit of $176,411. The Company expects refurbishment costs to decline going forward which should reduce costs and increase gross profits. Operating expenses were $438,180, consisting of $138,262 in professional fees and $299,918 in general and administrative expenses resulting in a loss from operations of $261,769. The Company had other income of $427,543, consisting primarily of a one-time gain of $503,007 on the settlement of accounts payable to workmen's compensation and was partially offset by interest expense of $93,052. Although the gain from the reduction of outstanding debt was a one-time gain, the Company has now adopted a new structure which it expects will reduce workmen's compensation by approximately 40% going forward. As a result of the above, the Company had net income of $165,774 for the quarter ended September 30, 2004. In addition, the Company had a foreign currency translation gain of $77,233, resulting in a comprehensive income of $243,007 for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

         Our current liabilities exceed our current assets and may continue to do so in the future. Management believes that our organic business expansion will not require significant capital resources or outlays by the Company. We expect to pay down accounts payable and notes payable from current and future Primrose Gold Mine cash flows. We expect to begin processing the gold bearing ore from the new Stanhope shaft at the Primrose facility, which will increase the revenues at Primrose Gold Mine during the third and fourth quarters of 2005.

         During the first six months of our Fiscal year, we continued to increase our revenues while decreasing our mining costs. These efforts have reduced the amount of cash used in operations during the quarter. During the period ended September 30, 2004, stockholders loaned the Company an additional $101. The total loans of $1,242,545 are payable on demand, bear interest at 4% and are unsecured. During 2004, the Company entered into a note payable agreement with an officer and shareholder of the Company to lend the Company up to $625,000. The loan covenants require the Company to use the proceeds as working capital. At September 30, 2004, we had borrowed $248,931 under this arrangement. The loan is due June 30, 2005, bears interest at 10% and is unsecured. We will continue to use any cash flow generated by the Primrose mine to reduce these liabilities during 2005.

         During September 2004, the Company entered into a convertible note payable for $3,000,000. The note is convertible into shares of the Company's common stock at $0.77 per share. The proceeds of the loan are not available to us until the Registration Statement relating to the underlying shares is declared effective.

         As additional consideration, the Company issued warrants to purchase 1,000,000 shares of the Company's common stock at a purchase price of $0.90 per share. The Company incurred direct offering costs of $254,500. This amount was recorded as a discount on notes payable and is being amortized using the interest method over the life of the notes.

         Even though our auditor has expressed substantial doubt about our ability to continue as a going concern, and assuming that we do not commence some of our anticipated operations, we believe that we have sufficient financial resources to meet our obligations for at least the next twelve months.

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

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity

During the quarter ended September 30, 2004, we issued 500,000 shares of our common stock.

Item 3 Default upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

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

(b) Reports on Form 8-K

During the quarter covered by this report, the Company filed one report on Form 8-K dated September 29, 2004. The Form 8-K is made a part of this 10-QSB for the quarterly period ended September 30, 2004.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Centurion Gold Holdings, Inc
                                          (Registrant)

Date:  November 22, 2004                  /s/ Arthur Johnson
                                          ----------------------------------
                                          Name: Arthur Johnson
                                          Title: Principal Executive Officer