Form 10QSB/A
period 2004-09-30
CENTURION GOLD HOLDINGS INC
filed 2004-11-24
CIK 1164538

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

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

                              ---------------------

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |_|

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of November 24, 2004 was 49,823,750.

                                Explanatory Note

The purpose of this amendment to the Form 10-QSB filed on November 22, 2004 is to correct certain minor typographical errors in the financial statements.

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
                  (UNAUDITED)

                  CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)



                                             ASSETS
CURRENT ASSETS
 Cash                                                                                $     35,152
 Inventories, net                                                                          67,159
 Prepaid expenses                                                                             885
                                                                                     ------------
     Total Current Assets                                                                 103,196
                                                                                     ------------

MINING PROPERTY AND EQUIPMENT, NET                                                     12,152,368
                                                                                     ------------

OTHER ASSETS
 Restricted cash                                                                        2,745,500
 Other receivables                                                                        125,830
                                                                                     ------------
     Total Current Assets                                                               2,871,330
                                                                                     ------------

TOTAL ASSETS                                                                         $ 15,126,894
                                                                                     ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Cash overdraft                                                                      $        946
 Accounts payable and accrued expenses                                                  1,502,513
 Note payable - current                                                                    76,301
 Notes and loans payable - related parties                                              1,242,545
                                                                                     ------------
     Total Current Liabilities                                                          2,822,305
                                                                                     ------------

LONG-TERM LIABILITIES
 Notes payable                                                                          2,020,275
                                                                                     ------------
     Total Long-Term Liabilities                                                        2,020,275
                                                                                     ------------

TOTAL LIABILITIES                                                                       4,842,580
                                                                                     ------------

STOCKHOLDERS' EQUITY
 Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and
  outstanding                                                                                   -
 Common stock, $0.0001 par value, 100,000,000 shares authorized, 49,823,750 shares
  issued and outstanding                                                                    4,982
 Additional paid-in capital                                                            13,441,567
 Accumulated deficit                                                                   (3,242,826)
 Accumulated other comprehensive income                                                    80,591
                                                                                     ------------
     Total Stockholders' Equity                                                        10,284,314
                                                                                     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 15,126,894
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

NOTE 3 INCOME (LOSS) PER SHARE


                                    For the Three Months Ended       For the Six Months Ended
                                            September 30,                   September 30,
                                         2004           2003            2004            2003
                                    ------------   ------------    ------------    ------------
Basic Numerator:

 Net income (loss)                  $    165,774   $    (46,073)   $   (705,232)   $    (46,321)
                                    ============   ============    ============    ============

Denominator:

 Weighted average common shares       49,571,033     31,758,750      49,320,143      28,425,976

 Basic income (loss) per share      $          -   $          -    $      (0.01)   $          -
                                    ============   ============    ============    ============

Fully Diluted Numerator:

 Net income (loss)                  $    165,774   $    (46,073)   $   (705,232)   $    (46,321)

Interest on convertible notes
 payable                                   8,667              -               -               -
                                    ------------   ------------    ------------    ------------

Numerator for fully diluted
 income (loss) per share            $    174,441   $    (46,073)   $   (705,232)   $    (46,321)
                                    ============   ============    ============    ============

Denominator:

 Weighted average common shares

  Common stock equivalents            49,571,033     31,758,750      49,320,143      28,425,976

  Incremental shares from assumed
    conversion of notes payable          296,443              -               -               -
                                    ------------   ------------    ------------    ------------

 Denominator for fully diluted
  income (loss) per share             49,867,476     37,758,750      49,571,033      28,425,976

 Fully diluted income (loss) per
  share                             $          -   $          -    $      (0.01)   $          -
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

(b) Reports on Form 8-K

During the quarter covered by this report, the Company filed one report on Form 8-K dated September 29, 2004. The Form 8-K is made a part of this 10-QSB/A for the quarterly period ended September 30, 2004.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Centurion Gold Holdings, Inc
                                          (Registrant)

Date:  November 24, 2004                  /s/ Arthur Johnson
                                          ----------------------------------
                                          Name: Arthur Johnson
                                          Title: Principal Executive Officer