Form 10KSB/A
period 2004-03-31
CENTURION GOLD HOLDINGS INC
filed 2004-12-17
CIK 1164538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB/A

                                 (Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from n/a to n/a

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

                                12 Main Reef Road
                           Primrose, South Africa 1401
              ----------------------------------------------------
                    (Address of principal executive offices)

                 Registrant's telephone number: +27(11)873-5315

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

Transitional Small Business Disclosure Format (check one): Yes [  ]; No [X]

The Registrant, by this Form 10-KSB/A, amends the following:

Item 2, Description of Properties and Item 8A, Controls and Procedures. Besides these changes, no other changes (except for changes to the signature page and the certifications made by certain officers)have been made to the Form 10-KSB for the fiscal year ended March 31, 2004. In addition, the remaining information in this amended Form 10-KSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-KSB relates.

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

Item 2.  DESCRIPTION OF PROPERTIES

      The current principal office is comprised of four buildings on approximately 1,324 acres of land at 12 Main Reef Road, Primrose, South Africa.

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




Item 8A.  CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officers have concluded that the Company's disclosure controls and procedures are effective in reaching that level of reasonable assurance.

     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there has been no change in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.



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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 17, 2004.

                CENTURION GOLD HOLDINGS, INC.


        By:     /s/ Andrew Dale Paul
                ---------------------
                    Andrew Dale Paul
                    Chief Executive Officer, Principal Executive Officer, President and Chairman


In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on December 17, 2004.

 /s/ Andrew Dale Paul                Chief Executive Officer, Principal
--------------------------------     Executive Officer, President and Chairman
     Andrew Dale Paul


/s/  Arthur V. Johnson               Chief Financial Officer,
--------------------------------     Principal Financial Officer, Principal
     Arthur V. Johnson               Accounting Officer and Director


/s/ Keith Archie Hart                Chief Operating Officer
--------------------------------     and Director
    Keith Archie Hart


/s/ Bruce Williamson                 Director
--------------------------------
    Bruce Williamson


/s/ Michael Godfrey Saner            Director
--------------------------------
    Michael Godfrey Saner


/s/ Dr. Wynand Goosen                Director
--------------------------------
    Dr. Wynand Goosen