Form 10QSB
period 2004-12-31
CENTURION GOLD HOLDINGS INC
filed 2005-02-22
CIK 1164538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

      [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

                                       or

  [_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

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

                                12 Main Reef Road
                           Primrose, South Africa 1401
                    (Address of principal executive offices)

                 Registrant's telephone number: +27(11)873-5315

                              ---------------------

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of February 11, 2005 was 54,823,750.

Centurion Gold Holdings, Inc. Index to Form 10-QSB


Part I Financial Information


Item  1. Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item  3. Controls and Procedures


Part II Other Information


Item  1. Legal Proceedings


Item 2. Changes in Securities and small business issuer purchases of Equity Securities


Item  3. Defaults upon senior securities


Item  4. Submission of matters to a Vote of Security Holders


Item  5. Other information


Item  6. Exhibits and Reports on Form 8-K

Part  I. Financial Information


Item  1. Financial Statements

CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(UNAUDITED)

                  CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY

                                    CONTENTS

PAGE       1        CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2004 (UNAUDITED)

PAGE       2        CONDENSED  CONSOLIDATED  STATEMENTS OF OPERATIONS  FOR THE THREE MONTHS ENDED DECEMBER
                    31, 2004 AND 2003,  FOR THE NINE  MONTHS  ENDED  DECEMBER  31, 2004 AND FOR THE PERIOD
                    FROM APRIL 17, 2003 (INCEPTION) TO DECEMBER 31, 2003 (UNAUDITED)

PAGE       3        CONDENSED  CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31,
                    2004 AND FOR THE  PERIOD  FROM  APRIL  17,  2003  (INCEPTION)  TO  DECEMBER  31,  2003
                    (UNAUDITED)

PAGES    4 - 8      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2004
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
 Cash                                                                               $     28,204
 Inventories, net                                                                         10,173
 Prepaid expenses                                                                            995
                                                                                    ------------
     Total Current Assets                                                                 39,372
                                                                                    ------------

MINING PROPERTY AND EQUIPMENT, NET                                                    12,069,733
                                                                                    ------------

OTHER ASSETS
 Restricted cash                                                                       2,745,500
 Other receivables                                                                        62,683
                                                                                    ------------
     Total Current Assets                                                              2,808,183
                                                                                    ------------

TOTAL ASSETS                                                                        $ 14,917,288
                                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable and accrued expenses                                              $  1,976,165
 Note payable - current                                                                   78,008
 Notes and loans payable - related parties                                             1,410,337
                                                                                    ------------
     Total Current Liabilities                                                         3,464,510
                                                                                    ------------

LONG-TERM LIABILITIES
 Notes payable                                                                         2,178,220
                                                                                    ------------
     Total Long-Term Liabilities                                                       2,178,220
                                                                                    ------------

TOTAL LIABILITIES                                                                      5,642,730
                                                                                    ------------

STOCKHOLDERS' EQUITY
 Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding - Common stock, $0.0001 par value, 100,000,000 shares authorized, 49,823,750 shares issued and
  outstanding                                                                              4,982
 Additional paid-in capital                                                           13,441,567
 Accumulated deficit                                                                  (4,033,967)
 Accumulated other comprehensive loss                                                   (138,024)
                                                                                    ------------
     Total Stockholders' Equity                                                        9,274,558
                                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 14,917,288
                                                                                    ============

     See accompanying notes to condensed consolidated financial statements.

                  CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                       For the Period
                                                                                                           from
                                                       For the Three  For the Three    For the Nine    April 17, 2003
                                                       Months Ended    Months Ended    Months Ended     (Inception) to
                                                       December 31,    December 31,    December 31,      December 31,
                                                           2004            2003            2004              2003
                                                        ------------    ------------    ------------    ------------
REVENUES                                                $    655,902    $         --    $  1,796,825    $         --

MINE COSTS AND EXPENSES                                      841,248          42,717       1,710,257          68,255
                                                        ------------    ------------    ------------    ------------

GROSS PROFIT (LOSS)                                         (185,346)        (42,717)         86,568         (68,255)

OPERATING EXPENSES
 Officer compensation                                             --          14,214              --          22,322
 Stock compensation                                               --              --         357,390              --
 Professional fees                                           200,592           3,638         453,604          14,522
 General and administrative expense                          236,303           3,182       1,027,394           4,973
                                                        ------------    ------------    ------------    ------------
      Total Operating Expenses                               436,895          21,034       1,838,388          41,817
                                                        ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                        (622,241)        (63,751)     (1,751,820)       (110,072)

OTHER INCOME (EXPENSE)
 Gain on settlement of accounts payable                       10,115              --         513,122              --
 Interest income                                                 662              --             899              --
 Other income                                                  5,851              --          31,099              --
 Interest expense                                           (185,529)             --        (289,673)             --
                                                        ------------    ------------    ------------    ------------
      Total Other Income (Expense)                          (168,901)             --         255,447              --
                                                        ------------    ------------    ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                      (791,142)        (63,751)     (1,496,373)       (110,072)

PROVISION FOR INCOME TAXES                                        --              --              --              --

NET LOSS                                                    (791,142)        (63,751)     (1,496,373)       (110,072)

OTHER COMPREHENSIVE LOSS
 Foreign currency translation  loss                         (246,142)            (86)       (138,024)         (1,656)
                                                        ------------    ------------    ------------    ------------

COMPREHENSIVE LOSS                                      $ (1,037,284)        (63,837)     (1,634,397)       (111,728)
                                                        ============    ============    ============    ============

Net loss per share - basic and diluted                  $      (0.02)   $         --    $      (0.03)   $         --
                                                        ============    ============    ============    ============

Weighted average number of shares outstanding - basic
 and diluted                                              49,823,750      36,432,663      49,488,623      31,516,934
                                                        ============    ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                  CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                              For the Period
                                                                                                   from
                                                                              For the Nine    April 17, 2003
                                                                               Months Ended     (Inception) to
                                                                            December 31, 2004 December 31, 2003
                                                                            ----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                      $(1,496,373)   $  (110,072)
 Adjustments to reconcile net loss to net cash used in operating activities:
    Gain on forgiveness of accrued expense                                         513,122             --
    Depreciation                                                                   174,058             --
    Stock issued for services                                                      357,390             --
    Amortization of note payable discount                                          290,038             --
 Changes in operating assets and liabilities:
  Accrued officer compensation                                                          --         12,861
  Accounts receivable                                                                2,128             --
  Prepaid and other assets                                                           1,686         (1,072)
  Inventories                                                                       (3,341)            --
  Other receivables                                                                (36,828)            --
  Accounts payable and accrued expenses                                             52,179         31,934
  Deposits                                                                             554           (530)
                                                                               -----------    -----------
         Net Cash Used In Operating Activities                                    (145,387)       (66,879)
                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in restricted cash                                                    (2,745,500)            --
 Purchase of property and equipment                                               (117,807)            --
                                                                               -----------    -----------
         Net Cash Used In Investing Activities                                  (2,863,307)            --
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from convertible note payable                                          2,015,098             --
 Proceeds from loans payable - related party                                       125,661        121,734
 Payments on loan payable - related party                                               --         (4,714)
 Proceeds from sale of common stock and warrants                                   979,333          5,964
                                                                               -----------    -----------
         Net Cash Provided By Financing Activities                               3,120,092        122,984
                                                                               -----------    -----------

EFFECT OF EXCHANGE RATE ON CASH                                                   (110,497)        (1,656)
                                                                               -----------    -----------

NET DECREASE IN CASH                                                                   901         54,449

CASH - BEGINNING OF PERIOD                                                          27,303             --
                                                                               -----------    -----------

CASH - END OF PERIOD                                                           $    28,204    $    54,449
                                                                               ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2003, the Company issued 20,700,000 shares of common stock for mining equipment totaling $2,158,650.

     See accompanying notes to condensed consolidated financial statements.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                                   (UNAUDITED)


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

NOTE 3 NOTES AND LOANS PAYABLE - RELATED PARTIES

       During the period ended December 31, 2004, stockholders loaned the Company an additional $19,132. The total loans of $1,488,345 are payable on demand, 4% interest bearing and unsecured.

       During 2004, the Company entered into a note payable agreement with an officer and shareholder of the Company to lend the Company up to $625,000. The loan covenants require the Company to use the proceeds as working capital at its Primrose mine. The Company received proceeds during the nine months ended December 31, 2004 of $268,063. The loan is

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                                   (UNAUDITED)

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

                    Note payable - face value                    $ 268,063
                    Note payable - discount                        123,722
                                                                 ---------
                                                                 $ 144,341
                                                                 =========

NOTE 4 CONVERTIBLE NOTE PAYABLE

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

                    Convertible note payable - face             $ 3,000,000
                    Discount on convertible note payable            898,081
                                                                -----------

                                                                $ 2,101,919
                                                                ===========

NOTE 5 RELATED PARTY TRANSACTIONS

       See Note 3.

NOTE 6 STOCKHOLDERS' EQUITY

       (A) Common Stock Issuance

       During June 2004, the Company issued 10,000 shares of common stock to employees as bonuses with a fair value of $11,400.

       During 2004, the Company recognized deferred stock compensation expense for stock previously issued to consultants of $345,990.

       During 2004, the Company issued 500,000 shares of common stock for cash of $248,931 (See Note 3).

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

NOTE 7 COMMITMENTS AND CONTINGENCIES

       (A) Litigation

       As of December 31, 2004, the Company's Glencairn Gold Mine subsidiary is involved in several lawsuits related to the prior operations and management of the Company. The prior management of the Company has provided a loan in the amount of $280,920 at December 31, 2004 to offset any amounts due as a result of these lawsuits. At December 31, 2004, several of these lawsuits have resulted in judgments against the Company and the Company is negotiating with several vendors to establish monthly payment plans. These claims and legal proceedings relate to contractual rights and obligations and employment matters. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations.

       During September 2004, Company reached a settlement with the South Africa Department of Labor concerning prior workers compensation insurance payments due by the Company's Glencairn Gold Mine subsidiary. The Department agreed to waive all amounts due prior to the Company's acquiring the subsidiary. The total amount of accrued workers compensation forgiven was $503,007.

NOTE 8 SALES CONCENTRATION

       During 2004, 100% of the Company's revenues were derived from two mines located in South Africa. In addition, 100% of the Company's assets are located in South Africa.

NOTE 9 GOING CONCERN

       As reflected in the accompanying condensed consolidated financial statements, the Company has a working capital deficiency of $3,425,138 and has a negative cash flow from operations of $145,387. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate increased revenues and begin raising capital to begin production at its other claims. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 10  SUBSEQUENT EVENTS

       (A) Acquisitions

       During July 2004, the Company signed an agreement to acquire Mine Waste Solutions, (Pty) Limited, an environmental remediation company that uniquely combines mine rehabilitation with re-treatment, for $24.5 million. Mine Waste Solutions is a recognized leader in the field of environmental remediation of degraded mine sites. The agreement expired in August 2004 and the Company has renegotiated the terms of the agreement. The new transaction involves cash payments of $5,500,000 and 16,000,000 Centurion shares with a fair value of $0.75 for total consideration of approximately $17,500,000. Closing of the transaction is contingent on the Company raising the necessary financing. The Company expects to close the transaction during the fourth quarter ending March 31, 2005.

       During October 2004, the Company signed a non-binding Letter of Intent to purchase certain assets and mining rights from a company located in South Africa for 20,000,000 shares of common stock with an estimated fair value of $15,400,000. The closing is subject to due diligence, regulation approval and the signing of a definitive agreement.

       (B) Related Party - Notes Payable

       During January 2005, the Company converted $1,488,345 of stockholder loans payable into 5,000,000 shares of common stock.

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

      The third shaft on the Primrose mine "Moss Rose" is still being opened and we hope to mine ore from this shaft in February. This will add another 1500 tons of ore to the plant at an average indicated grade of 25 oz per ton. The Stanhope shaft is fully commissioned and is producing 800 tons while the Waverly Shaft continues to account for the bulk of our production. Production was difficult out of Waverely shaft this quarter with panels proving difficult to exploit and bring out in large high grade sections. Grades also dropped off substantially causing lower gold output in the quarter. We are rectifying this by increasing our sampling team to find better pay areas as well as increasing our "opening up team " to allow us to mine more faces at once. We have increased mining labor as well to take advantage of this strategy and the results of this should be seen towards the middle of the last quarter. We aim to bring the Waverly shaft up to 4500 tons per month in the last quarter through this strategy.

      We received the first concentrates from the Omaruru mine and are working to increase the grades from this material which are still low whilst the process at Omaruru is adjusted.We are investigating the possibility of a new bio leach process to increase the recovery of the current low recovery being experienced from this ore. We are still awaiting the new mining license but will continue with rehabilitation of the dumps and extract gold for the short term.

      Production from the Sellies mine is limited and our process is still being refined in order to adapt to the quality of grades in the footprint. In addition, the plant is being upgraded to cope with the coarse fraction in which a large percentage of the free gold lies. A new line has been built onto the plant to include a crushing section.

      We are still awaiting the new mining license in order to commence mining at the Chrome Mines, Marikana and Spruitfontein . There is a significant backlog in the application at the Government Department of Mineral and Energy and it is not known when this will be approved.

      In the quarter ended December 31, 2004, we actively positioned ourselves to raise cash for our acquisition targets and were successful in raising $3.0 million in convertible debt financing. We are Finalizing three further large funding contracts in the form of a convertible debenture, an equity credit line and an equity investment all of whom term sheets have been signed and final contracts will be signed early in February. Once we have finalized all our funding this will allow us to close on our fifth acquisition. 9

RESULTS OF OPERATIONS


      We had no revenues from operations and minimal expenses in the six months ended December 31, 2003, therefore, no comparisons are given between the six and three month periods of 2003, as compared to the respective periods in 2004. For the nine months ended December 31, 2004, we had revenues of $1,796,825 with direct mining costs and expenses of $1,710,257 for a gross profit of $86,568. We had operating expenses of $1,838,388 resulting in a loss from operations of $1,751,820.Operating expenses consists of stock compensation expenses of $357,290, professional fees of $453,604 and general and administrative expenses of $1, 027,394 resulting in a $1,751,820 loss from operations. We had other income of $31,099 a gain on settlement of accounts payable of $513,122. As a result of the above, we had a net loss of $1,496,373. We had a foreign currency translation loss of $138,024. As a result of the above, we had a comprehensive loss of $(1,634,397) for the nine months ended December 31 2004.

      For the three months ended December 31, 2004, we had revenues of $655,902, a 14 % decrease from the previus quarter due mainly to lower grades out of the Waverly Shaft. We had direct mining costs and expenses of $841,248 resulting in a gross loss of $185,346. Operating expenses were $436 895, consisting of $200,592 in professional fees and $236,303 in general and administrative expenses resulting in a loss from operations of $622,241. In addition, we had a foreign currency translation loss of $(246,142) resulting in a comprehensive income of $1,037,284 for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

      Our current liabilities exceed our current assets and may continue to do so in the future. Management believes that our organic business expansion will not require significant capital resources or outlays by us. We expect to pay down accounts payable and notes payable from current and future Primrose Gold Mine cash flows. We expect to begin processing the gold bearing ore from the new Stanhope shaft at the Primrose facility, which will increase the revenues at Primrose Gold Mine during the third and fourth quarters of Fiscal 2005. During the first nine months of our Fiscal year, we continued to increase our revenues while decreasing our mining costs. These efforts have reduced the amount of cash used in operations during the quarter. During the period ended December 31, 2004, stockholders loaned the Company an additional $101. The total loans of $1,242,545 are payable on demand, bear interest at 4% and are unsecured. We issued the lendor 5,000,000 shares of common stock to settle this obligation in full. During 2004, we entered into a note payable agreement with one of our officers (and a shareholder) to lend us up to $625,000. The loan covenants require us to use the proceeds as working capital. At December 31, 2004, we had borrowed $248,931 under this arrangement. The loan is due June 30, 2005, bears interest at 10% and is unsecured. We will continue to use any cash flow generated by the Primrose mine to reduce these liabilities during 2005.

      During September 2004, we entered into a convertible note payable for $3,000,000. The note is convertible into shares of our common stock at $0.77 per share. In December 2004, we registered the shares of Common Stock underlying the convertible note pursuant to our Registration Statement on Form Sb-2 (which was declared effective on December 21, 2004). The proceeds of the loan, however, are not available to us until the convertible noteholder elects to convert the note into shares of our common stock or we repay the note in full, whichever is earlier.

      As additional consideration, we issued warrants to purchase 1,000,000 shares of our common stock at a purchase price of $0.90 per share. We incurred direct offering costs of $254,500. This amount was recorded as a discount on notes payable and is being amortized using the interest method over the life of the notes.

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

Item 3. Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level. Subsequent to the date of this evaluation, there have been no significant changes in our internal controls or in other factors that could materially affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls

Part II - Other Information


Item  1. Legal Proceedings

Not applicable.


Item  2. Changes in Securities and Small Business Issuer Purchases of Equity

During the quarter ended December 31, 2004, we issued 5,000,000 shares of our common stock.


Item  3. Default upon Senior Securities

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

(b) Reports on Form 8-K


During the quarter covered by this report, we did not file any reports on Form 8-K.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Centurion Gold Holdings, Inc
                                          (Registrant)

Date:  February 22, 2005                   /s/ Andrew Dale Paul
                                          ----------------------------------
                                          Name: Andrew Dale Paul
                                          Title: Principal Executive Officer