Form 10KSB
period 2005-03-31
CENTURION GOLD HOLDINGS INC
filed 2005-07-28
CIK 1164538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______________ TO________________

                          COMMISSION FILE NO. 000-49810

                          CENTURION GOLD HOLDINGS, INC.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

         A FLORIDA CORPORATION                   65-1129207
         ---------------------                   ----------
         (STATE OR OTHER JURISDICTION            (IRS EMPLOYER
         OF INCORPORATION OR ORGANIZATION)       IDENTIFICATION NUMBER)

                                12 MAIN REEF ROAD
                           PRIMROSE, SOUTH AFRICA 1401
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 +27(11)873-5315
                           (ISSUER'S TELEPHONE NUMBER)

      Securities registered under Section 12(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"): None.

      Title of each class name of each exchange on which registered Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share.

      Check whether the issuer (1) filed all reports required to be filed under
Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_| Yes |X| No

      The Issuer's revenues for the fiscal year ended March 31, 2005 were $2,423,227. The aggregate market value of the voting stock held by non-affiliates of the Issuer computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of June 23, 2005, was approximately $0.22 per share. Shares of common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Number of shares outstanding of Issuer's common stock, $0.001 par value, outstanding on June 23, 2005: 149,274,655.

--------------------------------------------------------------------------------

                    Documents Incorporated by Reference: NONE

   Transitional Small Business Disclosure Format (Check one): Yes [_]; No [X]

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Business ........................................................... 01
Item 2.  Description of Property ............................................ 05
Item 3.  Legal Proceedings .................................................. 09
Item 4.  Submission of Matters to a Vote of Security Holders ................ 09

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters............ 10
Item 6.  Management's Discussion and Analysis of Financial Condition or
         Plan of Operations.................................................. 12
Item 7.  Financial Statements ............................................... 19
Item 8.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure ........................................... 20
Item 8A. Controls and Procedures ............................................ 20

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act .................. 22
Item 10. Executive Compensation ............................................. 25
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters .................................... 26
Item 12. Certain Relationships and Related Transactions ..................... 27
Item 13. Exhibits and Reports on Form 8-K ................................... 29
Item 14. Principal Accountant Fees and Services ............................. 33

Signatures .................................................................. 34

                                     PART I

ITEM 1. BUSINESS

      General

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

      To reflect our new focus we effectuated a name change effective March 21, 2003 to our current name of Centurion Gold Holdings, Inc. In February 2005, we formed Centurion Delaware Gold Holdings, Inc., a Delaware corporation and our wholly-owned subsidiary, in connection with the private placement of a $10.0 million secured convertible term note issued to Laurus Master Fund, Ltd.

      Company Overview

      We are a junior mining company (mining companies with market capitalizations of less than $50 million) with principal operations located in Primrose, South Africa. We seek to identify and acquire promising ore-bearing properties with a concentration mainly in gold mining and currently have dump recovery operations and underground mining in place. Created in a reverse merger transaction in June 2003, we are one of the only publicly traded junior gold company from South Africa. To date, we have acquired the following four properties: Primrose Gold Mine, Sellies Gold Mine, Omaruru Gold Mine and a chrome bearing operation. In addition, we recently executed a letter of intent to purchase zaiiplaats tin from a tin-bearing reserve. We are positioning ourselves to become a major producer in this market by acquiring various mineral bearing properties and mineral rights and we intend to continue our expansion by acquiring additional properties.

      Our expansion has been hindered by a lack of capital available to the multitude of privately-held, junior, mining companies in South Africa. Local banks are ill-equipped to structure market financing for so many smaller entities. As a result, we have engaged in a strategic plan with prospective partners to raise cash for our internal growth and acquisition goals.

      Once financing is complete, we will move quickly into production. Unlike the major gold mines in South Africa (which have production policies and labor rules making them inefficient), we are more nimble. We are able to move more quickly to exploit higher-quality veins as the price of gold increases, and switch to lower-quality veins as gold prices decrease, or alternatively, we are able to hire contractors to mine ore with lower gold consistency.

      Large mining operations are restricted by labor unions, such as the National Union of Mineworkers (NUM), which restricts the use of contractors to 30% of their workforce. Our company, on the other hand, may use independent contractors (with no labor restrictions) exclusively. Contractors are paid on the amount of gold mined, as opposed to the volume of ore (in the case of workers belonging to labor unions). As a result, we seek to expand our use of contractors to further maximize profits and increase productivity.

      Our headquarters are located at 12 Main Reef Road, Primrose, South Africa 1401, and our telephone number at that address is +27(11) 873-5315.

      South African Gold Industry Overview

      South Africa produces approximately 40% of the world's gold and is one of the world's leaders in gold production; it outperforms its neighbors, such as, Tanzania and Zimbabwe, which have considerably more gold resources. There are, however, important changes in government regulations and a new charter that dramatically change the economics of gold mining in South Africa. These changes are likely to benefit junior gold mining companies such as our company.

      Traditionally, large mining firms acquired masses of land - both surface and mineral rights - and have held onto huge parts of the reserve. The new charter requires lands to be mined within a prescribed timetable (under the new program, claims - legal rights to the minerals in a given area - must be transferred from "old order claim" to "new order claim"; and owners are required to begin geological surveys within two years and begin mining within five years or the land reverts back to the state). The new charter also provides that all South African companies must maintain an ownership interest by black empowerment enterprises (BEE) of 26% within five years of formation. As a result, many large mining interests are giving up properties through joint ventures or outright offerings on market. The new charter is expected to drive big mining companies to alternative sites, such as Russia, where labor is cheaper and the gold is closer to the surface. However, the major mining companies are notably slow in establishing production elsewhere and will take such companies a significant amount of time to effectuate their new business plan.

      The South African government finalized a new charter in May 2004 requiring owners of land with minerals, such as gold, to test and put into production mining claims within specified time frames or return the land to the government. The "use-it-or-lose-it" law has forced all owners of land with minerals to resubmit their mineral rights claims as a prelude to enactment. Additionally, a national safety standard has been laid down for the industry, requiring gold workers to be licensed and environmental standards be stringently upheld.

      These new regulatory changes have prompted land and its mineral rights to be placed into the market. We believe that the future of the gold industry in South Africa is dependent on the consolidation of mining companies and increased productivity. We expect that this trend of disposing of mines is likely to escalate, creating opportunity for our company.

      Currently, investors in the U.S. stock exchanges are limited to only three of the major South African gold firms: Anglo Gold (NYSE:AU), Gold Fields Limited (NYSE:GFT), and Harmony Gold (NYSE:HMY). Consequently, we are the only junior South African gold firm publicly traded in the United States.

      Gold Markets Generally

      Gold Uses. Gold has two main categories of use--product fabrication and investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and high-karat jewelry, in addition to equity in gold companies such as ours.

      Gold Supply. The worldwide supply of gold consists of a combination of new production from mining and the draw-down of existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and private individuals. In recent years, mine production has accounted for approximately 60% to 70% of the total annual supply of gold.

      Gold Price. The following table presents the annual high, low and average afternoon fixing prices over the past ten years, expressed in U.S. dollars, for gold per ounce on the London Metal Exchange.

Year                                     High           Low           Average
----                                     ----           ---           -------

1994                                    $  396         $  370          $  384

1995                                    $  396         $  372          $  384

1996                                    $  415         $  367          $  388

1997                                    $  362         $  283          $  331

1998                                    $  313         $  273          $  294

1999                                    $  326         $  253          $  279

2000                                    $  313         $  264          $  279

2001                                    $  293         $  256          $  271

2002                                    $  349         $  278          $  310

2003                                    $  416         $  320          $  363

2004                                    $  429         $  375          $  402

2005 (through June 23, 2005)            $  437         $  439          $  438

--------------------
Source of Data: Kitco and Reuters
* Rounded to the nearest whole dollar.

      On June 23, 2005, the afternoon fixing price for gold on the London Metal Exchange was $439.15 per ounce.

      All gold produced by us is sold at spot rate for the day of trade at the London Metal Exchange second fixed price and the money is paid into our account within 24 hours of deposition.

      We have little marketing cost, if any, and all gold produced by us is taken directly from our properties. We do not hedge or sell forward, but continually monitor financial trends to ensure the best price for the company at prevailing market prices.

      Operations

      On June 20, 2003, we finalized the acquisition of one hundred percent (100%) of the issued and outstanding capital stock of Centurion Gold (Pty) Ltd. (f/k/a Omaruru Exploration (Propreitary) Limited ("Omaruru"). The stockholders of Omaruru received in the aggregate 20,700,000 post-split restricted shares of our common stock in exchange for 100% of the issued and outstanding stock of Omaruru. Omaruru holds the Notarial Mineral Lease over the precious metals claims and mineral rights and the mining assets for Omaruru Minerals (Proprietary) Limited, known as the Elandshoogte Mine.

      On October 8, 2003, we finalized the acquisition of 100% of the issued and outstanding capital stock of Desta Transport Services (Proprietary) Limited ("Desta") and Area 9B Property (Proprietary) Limited ("Area 9B") and Odzi Properties (Proprietary) Limited ("Odzi"), collectively known as the Sellies Gold Mine. The stockholders of Desta, Area 9B and Odzi received in the aggregate 5,000,000 restricted shares of the common stock of Centurion in exchange for 100% of the issued and outstanding stock of Desta, Area 9B and Odzi. Desta, Area 9B and Odzi holds the Notarial Mineral Lease over the precious metals claims and mineral rights and the mining assets for the Sellies Gold Mine as follows:

      Desta: Certain permits issued under Section 161 of the Mining Rights Act No 20 of 1967 to retain and treat tailing, slimes, waste rock or other mine residue situated on the farm Witpoortjie No 117 Registration Division I.R. Gauteng region. Permit No 24/78, Licence No 74, Plan R M T No 0180/78;

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

      On December 31, 2003, we finalized the acquisition of 100% of the issued and outstanding capital stock of Coinholders (Proprietary) Limited ("Coinholders") and Investpro Prop 11 (Proprietary) Limited ("Investpro"), known as the Spruitfontein and Marikana Chrome Mines, respectively. The stockholders of Coinholders and Investpro received in the aggregate 10,000,000 restricted shares of our common stock in exchange for 100% of the issued and outstanding stock of Coinholders and Investpro. Coinholders and Investpro hold the Notarial Mineral Lease over the precious metals claims and mineral rights and the mining assets for the Spruitfontein and Marikana Mines as follows:

      Real estate consisting of Portions 17 and 18 of the farm Spruitfontein 341, Registration Division J.Q. and The Farm Kafferskraal 342, registration Division J.Q. North West Province. South Africa.

      On February 2, 2004, we finalized the acquisition of 100% of the issued and outstanding capital stock of Glencairn Gold Mine (Proprietary) Limited ("Glencairn"), collectively known as the Primrose Gold Mine. The stockholders of Glencairn received in the aggregate 1,500,000 restricted shares of common stock and cash of $500,000 in exchange for 100% of the issued and outstanding stock of Glencairn. Glencairn holds the precious metals claims and mineral rights and the mining assets for the Primrose Mine as follows:

      475 claims covering over 570 hectares on the farms Elandsfontein 90 Division IR, Driefontein 87 Division IR and Driefontein 85 Division IR on the Witwatersrand, South Africa and includes the JC Gold Mining processing plant and freehold title to Remaining Extent of Portion 132 of the Farm Driefontein 87 covering 32 hectares.

      As of the date hereof:

      Elandshoogte is still not operational. During November 2003 we applied for a new mining license to commence operations at Elandshoogte. During the review process, in May 2004, a new mining act was passed in South Africa. As a result, we were required to re-apply under the new act. The application is currently under review by the South African government. We anticipate that it will take approximately eight months to receive the new mining license, at which time we will commence operations.

      The contractors at the Sellies Gold Mine have erected a small plant to begin concentrating the gold bearing ore. Once the grades prove to be viable, a larger plant and processing facility will be erected and the processed ore will be trucked to the Primrose Gold Mine for refining. Our current facility has commenced operations.

      When we purchased the chrome mines, Spruitfontein and Marikana, the contractors were already underway with mining operations. Upon defaulting on their first payment, we cancelled their contract immediately. New contractors were appointed and are awaiting the new mining license under the new mining charter. We expect the new license to be issued by November 2005.

      We acquired the Primrose Gold Mine on February 2, 2004 and increased gold production approximately 15 fold by the end of June 2004. Primrose management was restructured and a team headed by Keith Hart, a mining turnaround specialist and our Chief Operating Officer and Director, was put in place by the Board of Directors. Consequently, the critical break-even cash operating cost levels were achieved and in fact exceeded. The gold plant has been refurbished and currently the underground infrastructure is being improved upon to increase tonnages to approximately 10,000 tons per month for the second quarter. The increased tonnages will increase the gold production threefold, from current levels. In addition, a second shaft, Stanhope, has been opened and is currently in operation. The third shaft of Moss Rose was also opened after 25 years and was operational as of the first week in March 2005.

      As of February 2, 2005, we entered into a stock purchase agreement with Zaaiplaats Tin Pty. Ltd. ("Zaaiplaats"), whereby we agreed to purchase 100% of the outstanding capital stock of Zaaiplaats in exchange for 15,000,000 shares of our common stock. The shares are currently being held in escrow until we receive the requisite exploration license from the Republic of South Africa's Department of Minerals and Energy (the "DME"). The Zaaiplaats acquisition will be finalized upon receipt of the exploration license.

      As of March 31, 2005, we entered into four separate stock purchase agreements with each of Kwela Pty. Ltd. ("Kwela"), Uvongo Pty Ltd. ("Uvongo"), Fulloutput 259 Pty. Ltd. ("Fulloutput") and Majormatic 167 Pty. Ltd. ("Majormatic"), whereby we agreed to purchase 100% of the outstanding capital stock of each of Kwela, Uvongo, Fulloutput and Majormatic in exchange for 2,100,000, 9,000,000, 16,500,000 and 40,000,000 shares, respectively, of our common stock. The shares are currently being held in escrow until we receive the requisite exploration license from the DME. The foregoing acquisitions will be finalized upon receipt of the exploration licenses.

      Competition

      The markets in which we conduct business are highly competitive, and are already served by well-established and well-financed companies. These competitors have significantly greater financial and marketing resources than we have.

      We believe that the future principal factors affecting the marketplace are the current gold price and the Rand / U.S. dollar exchange rate. The gold price is in a high range, but the Rand has been one of the top performers worldwide against the U.S. dollar appreciating over 100% over the past few years.

      Recent Developments

      We received an offer to acquire our business from a United Kingdom Irish listed company for $0.45 per share and our board of directors is currently evaluating the offer to ensure that such offer will maximize shareholder value. The parties intend to finalize their respective due diligence review by the end of July.

      Employees

      As of the date of this Annual Report, we have 550 employees. Of these employees, five serve in management positions as full time employees. Approximately 55 workers are currently unionized under the National Union of Mineworkers, but we presently do not have any labor union contract with any union nor do we anticipate unionization of the remainder of our personnel in the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTY

      The current principal office is comprised of four buildings on approximately 1,324 acres of land located at 12 Main Reef Road, Primrose, South Africa.

      We believe the premises leased are adequate for our current and near term requirements.

      We do not have any investment policies with respect to investments in (i) real estate or interests in real estate, (ii) investments in real estate mortgages and (iii) securities of or interests in persons primarily engaged in real estate activities.

      Mining Properties

1.    MINING PROPERTY: Elandshoogte Mine / Gold Mining

      ACCESS: Direct access by state Sudwala caves road, do not require any right of way from any other property holders.

      LOCATION: Sabie, Mapumalanga Province, South Africa

      TITLE/CLAIMS: 1539 claim on the farm Elandshoogte 270JT and Rietvallei 256 JT and all the rights to minerals in respect of the farm Sudwalaskraal 271JT, together with the surface right permits on the said farms including the metallurgical plant and equipment, improvements, loose assets and stores as are presently found on the said claims and/or mineral right area including the mining permits.

      PREVIOUS OPERATIONS: Makonjwaan Imperial Mining Company (Pty) Ltd Nelspruit Mapumalanga ceased mining operations in June 1994.

      PRESENT CONDITION: Metallurgical Plant is fully capitalized and ready to process Mine dumps. Awaiting Mining license authorization under new mining charter.

      TYPE OF OPERATION: Dump reclamation and Rehabilitation for the first three years and Adit Mining there after into established adits.

      GEOLOGY/GEOLOGIST: Sabie Pilgrims Rest Goldfield (SPRG) green stone belt east of the Bushveld Complex. Independent geologist R H Boer. Dump and Dunes independent resource company.

2.    MINING PROPERTY: Sellies Gold Mine / Gold Mining

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

3.    MINING PROPERTY: Spruitfontein / Markana Chrome Mines

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

4.    MINING PROPERTY: Primrose Gold Mine/ JC Goldmine/ Glencairn Gold Mine

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

      PRESENT CONDITION: Mining License approved and mining is being undertaken by us, as well as a full processing plant in place which can process 20,000 tons month.

      TYPE OF OPERATION: Underground Mining of Reclamation nature.

      GEOLOGY/GEOLOGIST: East Witwatersrand Basin well documented internationally. Reports by Issher Wood 1996. Independent Geologist.

5.    MINING PROPERTY: Mooihoek Platiniferous Pipe

      ACCESS: Access via dirt road from mail Steelpoort-Polokwane Road.

      LOCATION: Steelport, Mapumalanga, South Africa.

      TITLE/CLAIMS: State-owned asset - valid prospecting permit submitted.

      PREVIOUS OPERATIONS: 1920's mined by Lydenburg Platinum then abandoned.

      PRESENT CONDITION: Shaft has been sealed - no surface infrastructure.

      TYPE OF OPERATION: Shallow opencast to remove plug, then reopen shaft to access pipe remnants.

      GEOLOGY: Oilivine-Wherlite Pipe transgressing through BIC rocks - free Platinum.

6.    MINING PROPERTY: Maandagshoek Pt. Tailings Dump.

      ACCESS: Access via dirt road from main Steelpoort-Polokwane Road.

      LOCATION: Steelport, Mapumalanga, South Africa.

      TITLE/CLAIMS: State owned asset - valid prospecting permit submitted. No competing bids.

      PREVIOUS OPERATIONS: 1920's created by Lyndenburg Platinum then abandoned.

      PRESENT CONDITION: Dump has not been re-evaluated, exists as a mound of tailings sand.

      TYPE OF OPERATION: Simple reworking of tailings deposit via modern means of extraction.

      GEOLOGY: Tailings deposit from Mooihoek and Driekop Pipes.

7.    MINING PROPERTY: Schieding LG6 Chrome Deposit

      ACCESS: Access via dirt road from Main Steelpoort - Polokwane Road.

      LOCATION: Steelpoort, Mapumalanga, South Africa.

      TITLE/CLAIMS: State-owned asset - valid prospecting permit submitted - no competing bid.

      PREVIOUS OPERATIONS: Grass roots deposit, Chromite on outcrop.

      PRESENT CONDITION: Virgin deposit.

      TYPE OF OPERATION: Initial drilling to calculate extent and then shallow opencast production.

      GEOLOGY: LG6 Chromite Zone, part of Critical Zone of Bushveld Igneous Complex.

8.    MINING PROPERTY: Naboom Pt. Vein Deposit

      ACCESS: Private road from main Morokane-Nylstroom Road.

      LOCATION: Morokane, Limpopo, South Africa.

      TITLE/CLAIMS: Old Order Rights purchased from Angologold Ashanti - Conversion in Process.

      PREVIOUS OPERATIONS: Developed in 1920's by Transvaal Platinum then abandoned.

      PRESENT CONDITION: All shafts and Winzes have been closed and sealed -easily located on surface.

      TYPE OF OPERATION: Reopening of all shafts and Winzes, possible opencast in placed, or continue underground operation.

      GEOLOGY: Platiniferous fluid replacement in a vuggy Quartz rich faultzone, cutting through Main Zone Felsites of BIC.

9.    MINING PROPERTY: South Rand Gold Fields

      ACCESS: Various Access from Balfour - Greylingstad Road.

      LOCATION: Balfour, Mapumalanga, South Africa.

      TITLE/CLAIMS: Options on Old Order rights secured. Conversion in Process.

      PREVIOUS OPERATIONS: Mined by several mining houses over decades, then abandoned.

      PRESENT CONDITION: Various operations - almost totally abandoned.

      TYPE OF OPERATION: Various, ranging from virgin trenching and drilling to opencasting, reopening underground works.

      GEOLOGY: Kimberly Reef Conglomerates, last untapped reserves of Witwatersrand Gold.

ITEM 3. LEGAL PROCEEDINGS

      Other than as set forth below, we are not a party to any material legal proceedings, nor are any legal proceedings pending other than as described below, or threatened, other than those arising in the ordinary course of business. Other than as described below, we are not aware of any legal proceedings contemplated by any governmental authorities involving us. None of our directors, officers or affiliates is an adverse party in any legal proceedings involving us or our subsidiaries, or has an interest in any proceeding which is adverse to us or our subsidiaries.

      One of our subsidiaries, Glencairn Gold Mine, is involved in several lawsuits related to our prior operations and management. The prior management has provided a loan in the amount of $280,920 to offset any amounts due as a result of these lawsuits. At March 31, 2005, several of these lawsuits have resulted in judgments against us and we are negotiating with several vendors to establish monthly payment plans. These claims and legal proceedings relate to contractual rights and obligations and employment matters.

      During September 2004, we reached a settlement with the South African Department of Labor concerning prior workers compensation insurance payments due by our Glencairn Gold Mine subsidiary. The Department agreed to waive all amounts due prior to our acquiring the subsidiary. The told amount of accrued workers compensation forgiven was $535,542.

      We have initiated a suit against JC Cockroft, the former owner of Glencairn Gold Mine (Proprietary) Limited, our subsidiary, regarding a breach of certain representations and warranties made by him in connection with our purchase of Glencairn. The complaint alleges that Mr. Cockroft failed to disclosure to us certain letters received by him from the Department of Minerals and Energy regarding the illegal dumping of mine residue on land held by the Wirwatersrand Gold Realisation Trust. As a result, we are prohibited from dumping our mine residue and were required to purchase land for an amount in excess of $400,000 to continue mining operations. Accordingly, we are seeking damages of approximately $307,000 and the forfeiture by Mr. Cockroft of 500,000 shares of our common stock.

      While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon us. We believe that these allegations have no merit and intend to vigorously defend these suits.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted for stockholders' vote during the fourth quarter of the fiscal year 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of June 23, 2005, there were approximately 76 record owners of our common stock, which is traded on the OTC Bulletin Board under the symbol "CGHI". Since a large number of shares of the Registrant's common stock are held in street or nominee name, it is believed that there are a substantial number of additional beneficial owners of the Company's Common Stock.

      Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      Quarter Ending           High            Low
      --------------           ----            ---

      3/31/04                  $3.72           $2.15
      6/30/04                  $3.10           $1.00
      9/30/04                  $1.25           $0.65
      12/31/04                 $0.85           $0.42
      3/31/05                  $0.49           $0.25
      6/30/05                  $0.34           $0.14

      Holders of common stock are entitled to receive dividends as may be declared by our Board of Directors and, in the event of liquidation, to share pro rata in any distribution of assets after payment of liabilities. The Board of Directors has sole discretion to determine: (i) whether to declare a dividend; (ii) the dividend rate, if any, on the shares of any class of series of our capital stock, and if so, from which date or dates; and (iii) the relative rights of priority of payment of dividends, if any, between the various classes and series of our capital stock. We have not paid any dividends and do not have any current plans to pay any dividends.

      The Company currently has no compensation plans or employee benefit plans.

Recent Sales of Unregistered Securities

      The following is a list of our securities that have been sold or issued by us during the past fiscal year. Each of these securities was sold without registration under the Securities Act of 1933, in reliance on Regulation D of the Securities Act of 1933. There were no underwriting discounts or commissions paid in connection with the sale of these securities, except as noted.

      In June 2004, we issued 10,000 shares of our common stock to two employees for services related to the Primrose Gold Mine.

      In September 2004, we issued a secured convertible term note in the principal amount of US$3,000,000 to Laurus Master Fund, Ltd ("September 2004 Term Note"). This note is convertible into shares of our common stock at a fixed conversion price of $.77 per share (which represents a price equal to 103% of the 10 day average closing price of the common stock prior to closing). In connection with the offering, we also issued to Laurus Master Fund, Ltd. an aggregate of 1,000,000 warrants to purchase common stock at a price of $.90 per share. The proceeds of the note and warrant will be used to fund acquisitions and for working capital. However, all of the proceeds from the note were placed in a restricted bank account that serves as collateral for the convertible note and will be released to us only upon the conversion of a portion of the principal amount of the convertible note into shares of our common stock. Our ability to require the conversion of such principal into common stock is contingent on several factors, including the registration under the Securities Act of 1933, of the shares of our common stock to be issued upon such conversion, the average trading price of our common stock and the volume of purchases and sales of our common stock in the over-the-counter market. In addition, conversions are limited to a percentage of the volume of our common stock on a monthly basis. In February 2005, we executed Amendment No. 1 to the note, whereby Laurus Master Fund, Ltd. agreed to reduce the fixed conversion price to $.30, provided, however, the shares of our common stock issuable as a result of such amendment (7,352,599 shares) were registered in the subsequent registration statement filed by us on Form SB-2.

      In January 2005, three of our shareholders settled an outstanding loan in the amount of US$1,435,000 on our behalf. In connection with such settlement, we issued 2,000,000 shares of our common stock to the Hollandsche Trust, 1,000,000 shares to Daros Ltd., and 2,000,000 shares to Blue Dove Trust.

      In January 2005, we entered into an agreement with a consultant to provide advisory services. In connection with the agreement, we issued 2,750,000 warrants exercisable at $0.01 per share for a period of three years.

      In February 2005, we entered into the Investment Agreement with Dutchess Private Equities Fund II, LP, whereby we agreed to sell up to $25,000,000 of our common stock to Dutchess Private Equities Fund II, LP, subject to certain draw-down restrictions contained therein.

      We also completed another private placement with Laurus Master Fund, Ltd., whereby we issued a secured convertible term note in the principal amount of $10,000,000, and a warrant to purchase up to 3,750,000 shares of our common stock. The proceeds of the note and warrant will be used to fund acquisitions and for working capital. However, $9,000,000 of the proceeds from the note were placed in a restricted bank account that serves as collateral for the convertible note and will be released to us only upon the conversion of a portion of the principal amount of the convertible note into shares of our common stock. Our ability to require the conversion of such principal into common stock is contingent on several factors, including the registration under the Securities Act of 1933, of the shares of our common stock to be issued upon such conversion, the average trading price of our common stock and the volume of purchases and sales of our common stock in the over-the-counter market. In addition, conversions are limited to a percentage of the volume of our common stock on a monthly basis. We also pledged all of the outstanding capital stock of our wholly-owned subsidiary, Centurion Delaware Gold Holdings, Inc., pursuant to a stock pledge agreement. Further, our subsidiary agreed to unconditionally guarantee to Laurus Master Fund, Ltd., the prompt payment of all our present and future obligations and liabilities of any and all kinds under the securities purchase agreement and all other transaction documents associated therewith.

      As of February 2, 2005, we entered into a stock purchase agreement with Zaaiplaats, whereby we agreed to purchase 100% of the outstanding capital stock of Zaaiplaats in exchange for 15,000,000 shares of our common stock. The shares are currently being held in escrow until we receive the requisite exploration license from the DME. The Zaaiplaats acquisition will be finalized upon receipt of the exploration license.

      On March 4, 2005, pursuant to the September 2004 Term Note, Laurus Master Fund, Ltd. converted $75,000 of its $3,000,000 aggregate principal amount September 24 note into 250,000 shares of our common stock. In June 2005, Laurus Master Fund, Ltd. converted $9,000 of its $3,000,000 aggregate principal amount September 24 note into 30,000 shares of our common stock.

      As of March 31, 2005, we entered into four separate stock purchase agreements with each of Kwela, Uvongo, Fulloutput and Majormatic, whereby we agreed to purchase 100% of the outstanding capital stock of each of Kwela, Uvongo, Fulloutput and Majormatic in exchange for 2,100,000, 9,000,000, 16,500,000 and 40,000,000 shares, respectively, of our common stock. The shares are currently being held in escrow until we receive the requisite exploration license from the DME. The foregoing acquisitions will be finalized upon receipt of the exploration licenses.

      In April 2005, we issued 12,572 shares of our common stock to Gersten Savage LLP for legal services rendered.

      In May 2005, we entered into an agreement with MCC Financial Services Advisors, Inc. ("MCC") pursuant to a letter agreement, whereby MCC agreed to provide investor relations services to us in exchange for, among other things, the issuance of 300,000 shares of our common stock to MCC and certain of its affiliates.

      In June 2005, certain creditors of the Company, including, without limitation, the Hollandsche Trust and Daros Trust, agreed to convert their respective outstanding loans payable into an aggregate of 15,000,000 shares of Company common stock. The sole beneficiary of the Hollandsche Trust is Keith Hart, our COO and Director. Andrew Dale Paul, our CEO, President and Chairman, is a 20% beneficiary of the Daros Trust. In addition, we offered and sold 100,000 shares of our common stock to an investor, Peter Woods, in consideration for $16,000.

      In July 2005, pursuant to a securities purchase agreement, we issued an aggregate of $755,000 of convertible promissory notes to five investors and issued 1,258,333 warrants to purchase our common stock at $.30 per share. All proceeds will be held in escrow until the parties finalize the security purchase agreement.

      ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

                           Forward-Looking Statements

      The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. Our independent auditors have expressed in their audit opinion dated March 31, 2005 that there is substantial doubt that we can continue as a going concern unless we can further implement our business plan, raise capital and generate revenues.

      This filing contains forward-looking statements. The words "anticipated," "believe," "expect," "plan," "intend," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions; industry capacity; industry trends; competition; changes in business strategy or development plans; project performance; availability, terms, and deployment of capital; and availability of qualified personnel. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. These forward-looking statements speak only as of the date of this Annual Report. Subject at all times to relevant federal and state securities law disclosure requirements, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

      Overview

      We are a junior gold mining company (mining companies with market capitalizations of less than $50 million) with a roll-up strategy to acquire near revenue stream or revenue stream low production cost mining companies. Our focus is on acquiring low cost operations with turnaround opportunities to further enhance profitability. We are building up a strong team of management and operations personnel experienced in mining to take advantage of these opportunities, especially in South Africa, due to the new legislation which was implemented in May 2004. This legislation enforces a "use it or loose it "strategy, whereby all mining claims must be prospected within a certain time frame, otherwise, such prospects revert to the state.

      We recently commenced operations on the third shaft of the Primrose mine "Moss Rose" and began mining ore from this shaft in March 2005. The Moss Rose shaft has added approximately 1,000 tons of ore to the plant at an average indicated grade of approximately .16 ounces per ton. In addition, the Stanhope shaft is fully commissioned and is currently producing approximately 800 tons. The Waverly Shaft, however, continues to account for the bulk of our production. Production has proven difficult for the Waverly shaft this quarter with panels proving difficult to exploit as well as difficult to remove in large high grade sections. Grades also dropped off substantially causing lower gold output this past quarter. We believe the solution is to increase our sampling team to find better pay areas as well as increasing our "opening-up team " to allow us to mine more faces at one time. We are also increasing mining labor to take advantage of this strategy and anticipate positive results towards the middle of the last quarter. We anticipate that the Waverly shaft will be up to approximately 4,500 tons per month in the fourth quarter.

      We received the first concentrates from the Omaruru mine and are working to increase the grades from this material (which are still low) whilst the process at Omaruru is adjusted. We are continuing to investigate the possibility of a new bio leach process to increase our ore recovery. We are still awaiting the new mining license, but will continue with rehabilitation of the dumps and extract gold for the short term. Production from the Sellies mine is limited and our process is still being refined in order to adapt to the quality of grades in the footprint. In addition, we are upgrading the plant to cope with the coarse fraction in which a large percentage of the free gold lies. We also built a new line onto the plant which includes a crushing section. However, grades remain low and uneconomical at current gold prices so commercialization will not occur at this point in time.

      We are still awaiting the new mining license in order to commence mining at the Chrome Mines, Marikana and Spruitfontein. There is a significant backlog in the application at the Government Department of Mineral and Energy and no assurance can be given that we will be approved within a reasonable time period.

      In the quarter ended December 31, 2004, we actively positioned ourselves to raise cash for our acquisition targets and were successful in raising $3.0 million in convertible debt financing. In the quarter ended March 31, 2005, we raised $10.0 million in convertible debt financing and up to $25.0 million through the Equity Line with Dutchess Private Equities Fund II, LP. In addition, we raised $755,000 through the issuance of convertible promissory notes to certain investors at a conversion price equal to $.30 per share. All of the proceeds of the notes will be held in escrow until the parties finalize the loan agreements.

      We received an offer to acquire our business from a United Kingdom Irish listed company for $0.45 per share and our board of directors is currently evaluating the offer to ensure that such offer will maximize shareholder value. The parties intend to finalize their respective due diligence review by the end of July.

      Business Outlook
      Results and Plan of Operations

      For the year ended March 31, 2005, we had revenues of $2,423,227 compared to the period ended March 31, 2004 of only $74,702 which in effect was only two months of operations of the acquisition of the Primrose operations, with direct mining costs and expenses of $2,415,213 compared to the previous period of two months of $261,167 for a gross loss of ($2,950,255) compared with the previous period of a gross loss of ($186,465). For the year ended March 31, 2005, we had total operating expenses of $2,852,342 compared to $2,348,113 for the period ended March 31, 2004 resulting in a loss from operations of ($5,802,597) compared to ($2,534,578) for the previous period. Operating expenses for the year ended March 31, 2005 consist of stock compensation expenses of $733,109 compared to $1,948,710 for the previous period, general and administrative expenses of $2,119,233 compared to $399,403 for the previous period resulting in a ($5,802,597) loss from operations compared to ($2,534,578) for the period ending March 31, 2004. For the year ended March 31, 2005, we had other income of $9,346 compared to $3,899 for the previous period and a gain on settlement of accounts payable of $535,542 which was a gain on settlement of a liability, and interest expenses of ($640,275) compared to ($6,920) for the previous period. As a result of the above, we had a net loss for the year ended March 31, 2005 of ($6,700,309) compared to a net loss for the period ended March 31, 2004 of ($2,537,594). We had a foreign currency translation gain of $7,246 compared to a loss for the previous period of ($27,527). As a result of the above, we had a comprehensive loss of ($6,693,063) for the year ended March 31, 2005 compared to a comprehensive loss for the period ended March 31, 2004 of ($2,565,121).


      For the fourth quarter ending March 31, 2005, the turnover was markedly lower than the previous quarter. The average gold price as measured in Rand was lower than the third quarter and production was also lower due in large part to inconsistent grades and inferior grades out of the Waverly mine. We believe conditions will improve with better planning and additional teams implemented in the opening of new stopes and faces which will provide the production team with more work areas and more efficient working areas. We recently appointed a manager to enable us to effectuate our plan of action. We intend to improve our underground facilities with proceeds from our financings.

      We are currently awaiting the new mining license for each of the following mines: the Chrome Mines, Marikana and Spruitfontein. Upon receipt of this license, open cast mining will commence. We believe that, although our auditor expressed substantial doubt about our ability to continue as a going concern, due to our management advancing loans to the company to cover operational expenses, the $13.0 million in debt owed to Laurus Master Fund, Ltd., and our increased level of production at Primrose Gold Mine (provided we do not commence our anticipated operations), we will be able to satisfy our cash requirements for at least the next 12 months.

      Certain key factors that have affected our financial and operating results in the past may affect our future financial and operating results. These include, but are not limited to, the following:

      o     Gold prices;

      o Changes in the Rand exchange rate in relation to the U.S. dollar will continue to affect our future profitability and cash flow. Fluctuations in the Rand exchange rates in relation to the U.S. dollar can increase or decrease profit margins and total cash costs per ounce to the extent costs are paid in South African Rand;

      o Capital expenditures in 2004 were $510,067 (excluding costs of acquisitions). We expect to increase capital expenditures in 2005 by approximately $500,000 and for 2006 we expect to spend $1,500,000 on capital improvements on the plant, shafts and underground facilities allowing us to maximize our production to approximately 16,000 tons; and

      o Due to the strengthening of the gold market, and consistent with our exploration growth strategy, we expect 2006 exploration, research and development expenditures will total approximately $500,000.

      Liquidity and Capital Resources

      Our current liabilities exceed our current assets and may continue to do so in the future. Management believes that our organic business expansion will not require significant capital resources or outlays by us. We expect to pay down accounts payable and notes payable from current and future Primrose Gold Mine cash flows. We have begun processing the gold bearing ore from the new Stanhope and the Moss Rose shafts at the Primrose facility, which management believes will increase the revenues at Primrose Gold Mine in Fiscal 2006. During the year ended March 31, 2005, stockholders loaned the Company an additional $1,616,191. The total loans are payable on demand, bear interest at 4% and are unsecured, these have now been paid in stock issuances, as described in the notes. In addition, we raised $755,000 in proceeds from the sale of our convertible promissory notes to five investors pursuant to a securities purchase agreement. During the period ended March 31, 2004, we entered into a note payable agreement with one of our officers (and a shareholder) to lend us up to $625,000. The loan covenants require us to use the proceeds as working capital. We received proceeds during 2004 of $248,931 under this arrangement. The loan was due June 30, 2005, bore interest at 10% and was unsecured. During January 2005, we converted the note payable of $248,931 into 695,742 shares of our common stock and recorded a loss on the conversion of $29,366. We will continue to use any cash flow generated by the Primrose mine as well as the funds raised from our debt financing to reduce these liabilities during the 2006 fiscal year.

      During September 2004, we issued a secured convertible term note in the principal aggregate amount of $3,000,000 to Laurus Master Fund, Ltd. The note is convertible into shares of our common stock at $0.77 per share. In December 2004, we registered the shares of common stock underlying the convertible note pursuant to our Registration Statement on Form SB-2 (which was declared effective on December 21, 2004). The proceeds of the loan, however, are not available to us until Laurus Master Fund, Ltd. elects to convert the note into shares of our common stock or we repay the note in full, whichever is earlier. As of the date of this Annual Report, Laurus Master Fund, Ltd. has converted a portion of its note into 250,000 shares of our common stock. In June 2005, Laurus Master Fund, Ltd. converted $9,000 of its $3,000,000 aggregate principal amount September 24 note into 30,000 shares of our common stock.

      On February 23, 2005, we executed Amendment No. 1 to the note, whereby Laurus Master Fund, Ltd. agreed to reduce the fixed conversion price to $.30, provided, however, the shares of our common stock issuable as a result of such amendment (7,352,599 shares) will be registered in a subsequent registration statement filed by us on Form SB-2.

      As additional consideration, we issued warrants to purchase 1,000,000 shares of our common stock at a purchase price of $0.90 per share. We incurred direct offering costs of $254,500. This amount was recorded as a discount on notes payable and is being amortized using the interest method over the life of the notes.

      In February 2005, we issued a $10.0 million secured convertible term note to Laurus Master Fund, Ltd. and a warrant to purchase 3,750,000 shares of our common stock at a purchase price of $.34 per share. We incurred offering costs of $444,000 and withdrew approximately $556,000 from the restricted account of Centurion Delaware Gold Holdings, Inc. This amount was recorded as a discount on notes payable and is being amortized using the interest method over the life of the notes.

      In July 2005, we issued an aggregate of $755,000 convertible promissory notes to five investors and issued 1,258,333 warrants to purchase our common stock at $.30 per share.

      Even though our auditor has expressed substantial doubt about our ability to continue as a going concern, and assuming that we do not commence some of our anticipated operations, we believe that we have sufficient financial resources to meet our obligations for at least the next twelve months.

      Warrants

      As of the date of this Annual Report, we had outstanding 1,000,000 warrants issued in September 2004 and 3,750,000 warrants issued in February 2005 with exercise prices of $.90 and $.34 per share, respectively. If all of the warrants are exercised prior to their expiration, we will receive aggregate proceeds of approximately $900,000 and $1,275,000, respectively.

      We have issued 2,750,000 warrants to purchase our common stock to the Avalon Group and additional warrants equal to 50% of any monies raised by the Avalon Group in connection with the placement of our convertible notes.

      Dividends

      We have not shown positive earnings in the past fiscal year, and have not paid any dividends. In all likelihood, we will use our earnings, if any, to develop our business and do not intend to declare dividends for the foreseeable future. Any decision to pay dividends on our common stock in the future will be made by our board of directors on the basis of earnings, financial requirements and other such conditions that may exist at that time. Notwithstanding the foregoing, on July 18, 2003, we declared a 3 for 1 common stock split to be effected in the form of a dividend payable to stockholders of record on July 29, 2003.

      Critical Accounting Policies

      Our discussion and analysis of its financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates that affect the reported amounts of assets, liabilities and expenses. We evaluate our estimates on an ongoing basis, including estimates for income tax assets and liabilities and the impairment of the value of investments. We base our estimates on historical experience and on actual information and assumptions that are believed to be reasonable under the circumstances at that time. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect its more significant estimates used in the preparation of its financial statements.

      Initially, prior to the Company acquiring substantial operating assets, management took the view that it would not be a benefit to the Company to implement certain controls, if it would be costly and provide no added value or security to the financial and accounting functions.

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

      Investpro Prop II was incorporated under the laws of South Africa on July 12, 2000.

      Principles of Consolidation

      The 2005 and 2004 financial statements include the accounts of Centurion Gold Holdings, Inc. and its wholly owned subsidiaries Centurion Gold (Pty.) Ltd., Desta Transport Services, Ltd., Area 9B Property, Ltd. Odzi Properties, Ltd., Coinholders, Ltd., Investpro Prop II and Glencairn Gold Mine, Ltd. (from February 2, 2004, date of acquisition) All intercompany accounts have been eliminated in the consolidation.

      Centurion Gold Holdings, Inc. and its wholly owned subsidiaries are hereafter referred to as the "Company".

      Use of Estimates

      In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents

      For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

      Inventories

      Gold bullion, ore and in-process inventories and materials and supplies are stated at the lower of average cost or net realizable value.

      Mining Property and Equipment

      Mining property, equipment and plant facilities are depreciated using straight-line methods principally over estimated useful lives of 5 to 10 years. Repairs and maintenance are charged to expense as incurred.

      Asset Retirement Obligation

      The Company estimates future asset retirement obligation costs mainly on the basis of legal and regulatory requirements. Statement of Financial Accounting Standards ("SFAS") No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of an estimated environmental remediation costs and the related asset created with it. The related asset is then amortized on a units-of-production basis and accretion expense relating to the liability is recognized using the Company's credit-adjusted risk-free interest rate. At various times the Company reviews the adequacy of its asset retirement obligations based on current estimates of future costs and sets aside adequate cash reserves to fund those costs. In the event that actual costs differ from those estimated, the Company's results of operations, liquidity and financial position will be affected.

      Property Evaluation

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

      Reclamation and Mine Closure Costs

      The Company is subject to foreign environmental laws and regulations. The Company has put in place ongoing pollution control and monitoring programs at its mine sites. Estimated future reclamation and mine closure costs are based principally on legal and regulatory requirements. Through March 31, 2005, such costs were accrued and charged over the expected operating lives of the Company's mines on an estimated useful life method. Ongoing reclamation activities are expensed in the period incurred.

      Business Segments

      The Company's operations are classified into two reportable segments, Primrose and Other.

      Intangible Assets

      Pursuant to SFAS No. 141 and SFAS No. 142, mineral interests associated with other than owned properties are classified as intangible assets. As of March 31, 2005, the Company had capitalized $4,603,276 related to the mineral rights. The mineral rights will be amortized using the units-of-production method when production at each project commences.

      Loss Per Share

      Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of March 31, 2004, there were no common share equivalents outstanding. As of March 31, 2005, the effect of 7,500,000 warrants are not included in the calculation of diluted earnings per share as the effect was anti-diluted.

      Fair Value of Financial Instruments

      The carrying amounts of the Company's financial instruments including accounts receivable accounts, payable, loans and notes payable approximate fair value due to the relatively short period to maturity for this instrument.

      Foreign Currency Translation

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

      Concentrations of Risk

      During 2005, 99% of the Company's revenues were derived from one mine located in South Africa. In addition, 45% of the Company's assets are located in South Africa.

      Income Taxes

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

      Going Concern

      We have suffered recurring losses from operations; have a net working capital deficiency as of March 31, 2005 of $2,835,980 and a negative cash flow from operations of $142,168, all of which raise substantial doubt about our ability to continue as a going concern. We have undertaken a number of initiatives to address these issues, and have raised approximately $1,488,345 in aggregate proceeds in the form of notes payable (excluding the $13,000,000 raised in private placements of secured convertible term notes issued to Laurus Master Fund, Ltd.).

      We are currently increasing the production at the Primrose Gold Mine, and will be generating positive cash flow this year. The excess funds at Primrose will be used to pay down our accounts payable and notes payable. Management believes that the actions presently being taken to raise capital, implement its business plan and generate additional revenues provide the opportunity for us to continue as a going concern.

Item 7. Financial Statements.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005


                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES

                                    CONTENTS

PAGE        F - 1         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE        F - 2         CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2005

PAGE        F - 3         CONSOLIDATED  STATEMENTS OF OPERATIONS AND  COMPREHENSIVE  INCOME (LOSS) FOR THE YEAR ENDED MARCH 31,
                          2005 AND FOR THE PERIOD FROM APRIL 17, 2003 (INCEPTION) TO MARCH 31, 2004

PAGES       F-4 - 5       CONSOLIDATED  STATEMENT OF  STOCKHOLDERS'  EQUITY FOR THE PERIOD FROM APRIL 17, 2003  (INCEPTION)  TO
                          MARCH 31, 2005

PAGES       F-6 - 7       CONSOLIDATED  STATEMENT OF CASH FLOWS FOR THE YEAR ENDED MARCH 31, 2005 AND FOR THE PERIOD FROM APRIL
                          17, 2003 (INCEPTION) TO MARCH 31, 2004

PAGES       F-8 - 23      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
  Centurion Gold Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Centurion Gold Holdings, Inc. and subsidiaries as of March 31, 2005, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for the year ended March 31, 2005 and for the period from April 17, 2003 (inception) to March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Centurion Gold Holdings, Inc. and subsidiaries as of March 31, 2005 and the results of its operations and its cash flows for the year ended March 31, 2005 and for the period from April 17, 2003 (inception) to March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has a net loss from operations of $5,802,597, used cash in operations of $985,134 and a working capital deficiency of $2,835,980. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 13. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
July 8, 2005

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2005

                                     ASSETS
      CURRENT ASSETS
        Cash                                                                                       $     41,705
        Accounts receivable                                                                              29,705
        Inventories, net                                                                                 15,099
                                                                                                   ------------
           Total Current Assets                                                                          86,509

      MINING PROPERTY AND EQUIPMENT, NET                                                              9,484,309

      OTHER ASSETS
        Restricted cash                                                                              11,745,500
        Other assets                                                                                    138,648
                                                                                                   ------------
           Total Other Assets                                                                        11,884,148
                                                                                                   ------------

      TOTAL ASSETS                                                                                 $ 21,454,966
                                                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES
        Accounts payable                                                                           $    574,090
        Accrued expenses                                                                              1,680,803
        Loans and notes payable - related parties                                                       667,596
                                                                                                   ------------
           Total Current Liabilities                                                                  2,922,489

      LONG-TERM LIABILITIES
        Notes payable, net                                                                            8,121,131
                                                                                                   ------------

      TOTAL LIABILITIES                                                                              11,043,620
                                                                                                   ------------

      STOCKHOLDERS' EQUITY
        Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding - Common stock, $0.0001 par value, 100,000,000 shares authorized, 55,073,750 shares issued and
         outstanding                                                                                      5,507
        Additional paid-in capital                                                                   20,426,757
        Deferred consulting expense                                                                    (762,733)
        Accumulated deficit                                                                          (9,237,904)
        Accumulated other comprehensive loss                                                            (20,281)
                                                                                                   ------------
           Total Stockholders' Equity                                                                10,411,346
                                                                                                   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 21,454,966
                                                                                                   ============

          See accompanying notes to consolidated financial statements.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         For the Period From
                                                                           For the Year     April 17, 2003
                                                                              Ended         (Inception) to
                                                                           March 31, 2005   March 31, 2004
                                                                           ------------     ------------
      REVENUES                                                             $  2,423,227     $     74,702

      IMPAIRMENT OF MINING PROPERTY                                           2,958,269               --

      MINE COSTS AND EXPENSES                                                 2,415,213          261,167
                                                                           ------------     ------------

      GROSS PROFIT (LOSS)                                                    (2,950,255)        (186,465)

      OPERATING EXPENSES
        Stock compensation                                                      733,109        1,948,710
        General and administrative expense                                    2,119,233          399,403
                                                                           ------------     ------------
             Total Operating Expenses                                         2,852,342        2,348,113
                                                                           ------------     ------------

      LOSS FROM OPERATIONS                                                   (5,802,597)      (2,534,578)

      OTHER INCOME (EXPENSE)
        Gain on settlement of accounts payable                                  535,542               --
        Loss on settlement of notes payable - related parties                  (803,725)              --
        Interest income                                                           1,400                5
        Other income                                                              9,346            3,899
        Interest expense                                                       (640,275)          (6,920)
                                                                           ------------     ------------
             Total Other Income (Expense)                                      (897,712)          (3,016)
                                                                           ------------     ------------

      LOSS BEFORE PROVISION FOR INCOME TAXES                                 (6,700,309)      (2,537,594)

      PROVISION FOR INCOME TAXES                                                     --               --
                                                                           ------------     ------------

      NET LOSS                                                               (6,700,309)      (2,537,594)

      OTHER COMPREHENSIVE LOSS
        Foreign currency translation gain (loss)                                  7,246          (27,527)
                                                                           ------------     ------------

      COMPREHENSIVE LOSS                                                   $ (6,693,063)    $ (2,565,121)
                                                                           ============     ============

      Net loss per share - basic and diluted                               $      (0.13)    $      (0.07)
                                                                           ============     ============

      Weighted average number of shares outstanding - basic and diluted      50,578,106       35,914,768
                                                                           ============     ============

          See accompanying notes to consolidated financial statements.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE PERIOD FROM APRIL 17, 2003 (INCEPTION) TO MARCH 31, 2005

                                                                                                         Additional
                                                 Preferred Stock                  Common Stock             Paid-In      Accumulated
                                               Shares          Amount        Shares          Amount        Capital        Deficit
                                             -----------    -----------    -----------    -----------    -----------    -----------

      Stock issued to founders for mining
        equipment                                     --    $        --     20,700,000    $     2,070    $ 2,156,580    $        --

      Stock issued in reverse merger for
        net assets                                    --             --     11,058,750          1,106          7,964             --

      Stock issued for acquisition to
        related party                                 --             --      5,000,000            500      2,993,850             --

      Stock issued for acquisition to
        related party                                 --             --     10,000,000          1,000        468,046             --

      Stock issued for acquisition                    --             --      1,500,000            150      4,529,850             --

      Stock issued to consultants                     --             --        805,000             80      2,294,620             --

      Other comprehensive loss                        --             --             --             --             --             --

      Net loss                                        --             --             --             --             --     (2,537,594)


      Comprehensive loss                              --             --             --             --             --             --
                                             -----------    -----------    -----------    -----------    -----------    -----------

      Balance, March 31, 2004                         --             --     49,063,750          4,906     12,450,910     (2,537,594)

      Stock issued to employees                       --             --         10,000              1         11,399             --

      Stock issued for note payable
        conversions                                   --             --        250,000             25         74,975             --

      Amortization of deferred consulting
        services                                      --             --             --             --             --             --

      Stock issued for note payable
        conversions                                   --             --         93,788              9         37,506             --

                                              Accumulated Other   Deferred
                                                Comprehensive    Consulting
                                                    Loss          Services         Total
                                                 -----------     -----------     -----------

      Stock issued to founders for mining
        equipment                                $        --     $        --     $ 2,158,650

      Stock issued in reverse merger for
        net assets                                        --              --           9,070

      Stock issued for acquisition to
        related party                                     --              --       2,994,350

      Stock issued for acquisition to
        related party                                     --              --         469,046

      Stock issued for acquisition                        --              --       4,530,000

      Stock issued to consultants                         --        (345,990)      1,948,710

      Other comprehensive loss                       (27,527)             --         (27,527)

      Net loss                                            --              --      (2,537,594)
                                                                                 -----------

      Comprehensive loss                                  --              --      (2,565,121)
                                                 -----------     -----------     ===========

      Balance, March 31, 2004                        (27,527)       (345,990)      9,544,705

      Stock issued to employees                           --              --          11,400

      Stock issued for note payable
        conversions                                       --              --          75,000

      Amortization of deferred consulting
        services                                          --         345,990         345,990

      Stock issued for note payable
        conversions                                       --              --          37,515


          See accompanying notes to consolidated financial statements.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE PERIOD FROM APRIL 17, 2003 (INCEPTION) TO MARCH 31, 2005

                                                                                                         Additional
                                                 Preferred Stock                  Common Stock             Paid-In     Accumulated
                                               Shares          Amount        Shares          Amount        Capital       Deficit
                                             -----------    -----------    -----------    -----------    -----------   -----------
      Stock issued for note payable
        conversions                                    --             --        695,742             70        278,227            --

      Stock issued for note payable
        conversions                                    --             --        803,798             80        321,439            --

      Stock issued for note payable
        conversions                                    --             --      2,905,320            291      1,161,837            --

      Stock issued for note payable
        conversions                                    --             --        501,352             50        200,490            --

      Beneficial conversion of convertible
        note payable                                   --             --             --             --      2,333,333            --

      Beneficial conversion of convertible
        note payable                                   --             --             --             --        500,000            --

      Warrants issued with note payable                --             --             --             --        555,402            --

      Warrants issued with note payable                --             --             --             --      1,113,930            --

      Stock issued for services                        --             --        250,000             25        174,975            --

      Stock issued for services                        --             --        500,000             50        248,881            --

      Warrants issued for services                     --             --             --             --        963,452            --

      Other comprehensive gain                         --             --             --             --             --            --

      Net loss                                         --             --             --             --             --    (6,700,309)


      Comprehensive loss                               --             --             --             --             --            --
                                              -----------    -----------    -----------    -----------    -----------   -----------

      BALANCE, MARCH 31, 2005                          --    $        --     55,073,750    $     5,507    $20,426,757   $(9,237,904)
                                              ===========    ===========    ===========    ===========    ===========   ===========


                                            Accumulated Other   Deferred
                                              Comprehensive    Consulting
                                                  Loss          Services         Total
                                               -----------     -----------     -----------
      Stock issued for note payable
        conversions                                      --              --         278,297

      Stock issued for note payable
        conversions                                      --              --         321,519

      Stock issued for note payable
        conversions                                      --              --       1,162,128

      Stock issued for note payable
        conversions                                      --              --         200,540

      Beneficial conversion of convertible
        note payable                                     --              --       2,333,333

      Beneficial conversion of convertible
        note payable                                     --              --         500,000

      Warrants issued with note payable                  --              --         555,402

      Warrants issued with note payable                  --              --       1,113,930

      Stock issued for services                          --              --         175,000

      Stock issued for services                          --              --         248,931

      Warrants issued for services                       --        (762,733)        200,719

      Other comprehensive gain                        7,246              --           7,246

      Net loss                                           --              --      (6,700,309)
                                                                                -----------

      Comprehensive loss                                 --              --      (6,693,063)
                                                -----------     -----------     ===========

      BALANCE, MARCH 31, 2005                   $   (20,281)    $  (762,733)    $10,411,346
                                                ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                      For the Period From
                                                                                       For the Year    April 17, 2003
                                                                                          Ended         (Inception) to
                                                                                       March 31, 2005    March 31, 2004
                                                                                       ------------     ------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                       $ (6,700,309)    $ (2,537,594)
        Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                       200,451           43,961
         Stock issued for services                                                          733,109        1,948,710
         Loss on settlement of note payable                                                 803,725               --
         Amortization of note payable discount                                              397,296               --
         Gain on settlement of accrued expense                                              535,542               --
         Impairment of mining property                                                    2,958,269               --
        Changes in operating assets and liabilities:
         Accounts receivable                                                                (27,577)           3,324
         Inventories                                                                         (8,267)          (1,140)
         Other prepaid expenses and current assets                                         (110,112)          (5,230)
         Deposits                                                                               554             (554)
         Accounts payable                                                                   197,315          (38,588)
         Accrued expenses                                                                    34,870          (16,529)
                                                                                       ------------     ------------
                 Net Cash Used In Operating Activities                                     (985,134)        (603,640)
                                                                                       ------------     ------------

      CASH FLOWS FROM INVESTING ACTIVITIES:
        Increase in restricted cash                                                     (11,745,500)              --
        Purchase of property and equipment                                                 (517,045)        (510,067)
                                                                                       ------------     ------------
                 Net Cash Used In Investing Activities                                  (12,262,545)        (510,067)
                                                                                       ------------     ------------

      CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds allocated to beneficial conversion of note payable                       2,833,333               --
        Proceeds from common stock and warrants                                           1,918,263               --
        Proceeds from loans and notes payable - related party                               704,404        1,164,181
        Payments on loans payable - related party                                                --           (4,714)
        Proceeds from reverse merger                                                             --            9,070
        Proceeds from notes payable                                                       7,798,835               --
                                                                                       ------------     ------------
                 Net Cash Provided By Financing Activities                               13,254,835        1,168,537
                                                                                       ------------     ------------

      EFFECT OF EXCHANGE RATE ON CASH                                                         7,246          (27,527)
                                                                                       ------------     ------------

      NET INCREASE IN CASH                                                                   14,402           27,303

      CASH - BEGINNING OF PERIOD                                                             27,303               --
                                                                                       ------------     ------------
      CASH - END OF PERIOD                                                             $     41,705     $     27,303
                                                                                       ============     ============

      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid for interest                                                           $      6,841     $        697
                                                                                       ============     ============

      Cash paid for income taxes                                                       $         --     $         --
                                                                                       ============     ============

          See accompanying notes to consolidated financial statements.

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

During 2005, the Company converted $75,000 of notes payable into 250,000 shares of common stock.

During 2005, the Company issued 5,000,000 shares of common stock to related parties with a fair value of $2,000,000 for notes payable.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      Investpro Prop II was incorporated under the laws of South Africa on July 12, 2000.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005

      (B) Principles of Consolidation

      The 2005 and 2004 financial statements include the accounts of Centurion Gold Holdings, Inc. and its wholly owned subsidiaries Centurion Gold (Pty.) Ltd., Desta Transport Services, Ltd., Area 9B Property, Ltd. Odzi Properties, Ltd., Coinholders, Ltd., Investpro Prop II, Centurion Delaware Gold Holdings, Inc. and Glencairn Gold Mine, Ltd. (from February 2, 2004, date of acquisition). All intercompany accounts have been eliminated in the consolidation.

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

      (F) Mining Property and Equipment

      Mining property, equipment and plant facilities are depreciated using straight-line methods principally over estimated useful lives of 5 to 15 years. Repairs and maintenance are charged to expense as incurred.

      (G) Asset Retirement Obligation

      The Company estimates future asset retirement obligation costs mainly on the basis of legal and regulatory requirements. Statement of Financial Accounting Standards ("SFAS") No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of an estimated environmental remediation costs and the related asset created with it. The related asset is then amortized on a units-of-production basis and accretion expense relating to the liability is recognized using the Company's credit-adjusted risk-free interest rate. At various times the Company reviews the adequacy of its asset retirement obligations based on current estimates of future costs and sets aside adequate cash reserves to fund those costs. In the event that actual costs differ from those estimated, the Company's results of operations, liquidity and financial position will be affected.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005

      (H) Property Evaluation

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

      (I) Reclamation and Mine Closure Costs

      The Company is subject to foreign environmental laws and regulations. The Company has put in place ongoing pollution control and monitoring programs at its mine sites. Estimated future reclamation and mine closure costs are based principally on legal and regulatory requirements. Through March 31, 2005, such costs were accrued and charged over the expected operating lives of the Company's mines on an estimated useful life method. Ongoing reclamation activities are expensed in the period incurred.

      (J) Business Segments

      The Company's operations are classified into two reportable segments, Primrose and Other.

      (K) Intangible Assets

      Pursuant to SFAS No. 141 and SFAS No. 142, mineral interests associated with other than owned properties are classified as intangible assets. As of March 31, 2005, the Company had capitalized $4,603,276 related to the mineral rights. The mineral rights will be amortized using the units-of-production method when production at each project commences.

      (L) Loss Per Share

      Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of March 31, 2004, there were no common share equivalents outstanding. As of March 31, 2005, the effect of 7,500,000 warrants are not included in the calculation of diluted earnings per share as the effect was anti-dilutive.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005


      (M) Fair Value of Financial Instruments

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

      (O) Concentrations of Risk

      During 2005, 99% of the Company's revenues were derived from one mine located in South Africa. In addition, 45% of the Company's assets are located in South Africa.

      (P) Income Taxes

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

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005

NOTE 2  INVENTORIES

      The components of inventory at March 31, 2005 are:

        Gold bullion                                                             $    15,099
                                                                                  ==========

NOTE 3  PROPERTY AND EQUIPMENT

        The components of property and equipment at March 31, 2005 are shown below:

        Idle plant and equipment                                                 $ 2,170,134
        Land                                                                         468,056
        Plant and equipment                                                        3,482,923
        Mining rights                                                              4,603,276
                                                                                  ----------
                                                                                   9,719,086
        Less: accumulated depreciation                                               234,777
                                                                                  ----------
                                                                                 $ 9,484,309
                                                                                  ==========

        Depreciation expense for the year ended to March 31, 2005 was $200,451 and $43,961 for the period from April 17, 2003 (Inception) to March 31, 2004. During 2005, the Company recognized an impairment of $2,958,269 on mining property, due to the low gold yields that made mining the property uneconomical.

NOTE 4  NOTES AND LOANS PAYABLE - RELATED PARTIES

      During 2004, the Company entered into a note payable agreement with an officer and shareholder of the Company to lend the Company up to $625,000. The loan covenants require the Company to use the proceeds as working capital at its Primrose mine. The Company received proceeds during 2004 of $248,931. The loan was due June 30, 2005, bore interest at the rate of 10% per annum and was unsecured. APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14) requires a portion of the proceeds from the issuance of debt securities with common stock to be allocated to the common stock and notes payable based on fair value. Any resulting discount or premium on the notes payable should be recorded and amortized over the life of the notes. As a result, the Company valued 500,000 shares of common stock at its fair value of $248,931. This amount was recorded as common stock and the resulting discount on the note payable is being amortized using the interest method over the life of the note. During January 2005, the Company converted the note payable of $248,931 for 695,742 shares of common stock with a fair value of $278,297. The Company recorded a loss on the conversion of $29,366.

        During 2005, the Company entered into a note payable with a stockholder of $667,596. The note bears interest of 4% and is due on demand (See
        Note 14).

        During January 2005, the Company exchanged a note payable and accrued interest of $164,174 with a related party for 695,742 shares with a fair value of $278,297. The Company recorded a loss on the exchange of $123,123.

        During January 2005, the Company exchanged a note payable and accrued interest of $191,209 with a related party for 803,798 shares with a fair value of $321,519. The Company recorded a loss on the exchange of $130,310.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005

        During January 2005, the Company exchanged a note payable and accrued interest of $688,843 with a related party for 2,905,320 shares with a fair value of $1,162,128. The Company recorded a loss on the exchange of $473,285.

        During January 2005, the Company exchanged a note payable and accrued interest of $118,771 with a related party for 501,352 shares with a fair value of $200,540. The Company recorded a loss on the exchange of $81,769.

        During January 2005, the Company exchanged a note payable and accrued interest of $42,277 with a related party for 93,788 shares with a fair value of $37,515. The Company recorded a gain on the exchange of $4,762.

NOTE 5  CONVERTIBLE NOTE PAYABLE

        During September 2004, the Company entered into a convertible note payable for $3,000,000. The note is convertible into shares of the Company's common stock at $0.77 per share. The conversion price exceeded the fair value of the common stock and there was no beneficial conversion associated with the note payable. On February 23, 2005, the Company entered in an amendment with the noteholder to reduce the conversion price to $0.30 per share. The Company recognized a beneficial conversion value of $500,000.

        As additional consideration, the Company issued warrants to purchase 1,000,000 shares of the Company's common stock at a purchase price of $0.90 per share. The Company accounted for the warrants and convertible note payable in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14). APB 14 requires a portion of the proceeds from the issuance of debt securities with detachable stock warrants to be allocated to the warrants and treated as paid-in capital. Any resulting discount or premium on the notes payable should be recorded and amortized over the life of the notes. The Company used the Black-Scholes model to determine the value of the warrants. Under the Black-Scholes model, the value of the warrants are determined by taking the difference between acquiring the stock outright and the present value of paying the exercise price on the expiration day. As a result, the Company valued the warrants at $555,402. This amount was recorded as paid-in capital and the resulting discount on the notes payable was recorded and is being amortized using the interest method over the life of the notes. The Company also incurred direct offering costs of $254,500 and issued 250,000 shares of common stock. The shares of common stock were recorded at a fair value of $175,000. These amounts were recorded as a discount on notes payable and are being amortized using the interest method over the life of the notes. The note is secured by all of the intangible assets of the Company. The note is due September 2007.

                        Convertible note payable - face                                           $ 3,000,000
                        Discount on convertible note payable                                        1,155,810
                                                                                                   ----------

                                                                                                  $ 1,844,190
                                                                                                   ==========

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005

        During February 2005, the Company entered into a convertible note payable for $10,000,000. The note is convertible into shares of the Company's common stock at $.30 per share.

        As additional consideration, the Company issued warrants to purchase 3,750,000 shares of the Company's common stock at a purchase price of $0.30 per share. The Company accounted for the warrants and convertible note payable in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14). APB 14 requires a portion of the proceeds from the issuance of debt securities with detachable stock warrants to be allocated to the warrants and treated as paid-in capital. Any resulting discount or premium on the notes payable should be recorded and amortized over the life of the notes. The Company used the Black-Scholes model to determine the value of the warrants. Under the Black-Scholes model, the value of the warrants are determined by taking the difference between acquiring the stock outright and the present value of paying the exercise price on the expiration day. As a result, the Company valued the warrants at $1,113,930 and recorded a beneficial conversion value of $2,333,333. This amount was recorded as paid-in capital and the resulting discount on the notes payable was recorded and is being amortized using the interest method over the life of the notes. The Company also incurred direct offering costs of $444,000. During March 2005, notes payable of $75,000 were converted into 250,000 shares of common stock. The note is secured by all of the tangible and intangible assets of the Company. The note is due February 2007.

                        Convertible note payable - face                                           $  9,925,000
                        Discount on convertible note payable                                         3,648,059
                                                                                                    ----------

                                                                                                  $  6,276,941
                                                                                                    ==========

        Future maturities over the next five years are as follows:

                                                     2006                                         $         -
                                                     2007                                           12,925,000
                                                                                                    ----------
                                                                                                  $ 12,925,000
                                                                                                    ==========

NOTE 6  RELATED PARTY TRANSACTIONS

        See Notes 4, 8(B) and 8(D).

NOTE 7  COMMITMENTS AND CONTINGENCIES

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005

        (A) Environmental

        The Company's mining operations and exploration activities are subject to various foreign laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. The Company's policy is to conduct its business in a manner that safeguards public health and mitigates the environmental effects of its mining operations. To comply with these laws and regulations, the Company has made and in the future may be required to make capital and operating expenditures. The Company does not anticipate incurring any material unforeseen capital or operating expenditures for environmental compliance during 2005.

        (B) Litigation

        As of March 31, 2005, the Company's Glencairn Gold Mine subsidiary is involved in several lawsuits related to the prior operations and management of the Company. The prior management of the Company has provided a loan in the amount of $280,920 at March 31, 2005 to offset any amounts due as a result of these lawsuits. At March 31, 2005, several of these lawsuits have resulted in judgments against the Company and the Company is negotiating with several vendors to establish monthly payment plans. These claims and legal proceedings relate to contractual rights and obligations and employment matters. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations.

        During September 2004, Company reached a settlement with the South Africa Department of Labor concerning prior workers compensation insurance payments due by the Company's Glencairn Gold Mine subsidiary. The Department agreed to waive all amounts due prior to the Company's acquiring the subsidiary. The total amount of accrued workers compensation forgiven was $535,542.

        (C) Consulting Agreements

        During December 2003, the Company entered into an agreement with a consultant to provide services for a period of six months. The agreement calls for a cash payment of $45,000 and 225,000 shares of common stock. The agreement expires in June 2004 (See Note 8(D)).

        During March 2004, the Company entered into an investment banking agreement with a consultant. The agreement is for a period of twelve months with the right to cancel the agreement after three months. The agreement calls for an initial fee of $25,000 for the first three months and monthly fees of $10,000 thereafter. In addition, the consultant is entitled to normal placement fees of 1% for bank financing, 10% for public debt financing and 5% for private debt financing and stock options on 4% of the Company's shares outstanding and exercisable at 110% of the market price on the day of completion of the first financing obtained by the consultant.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005

        During January 2005, the Company entered into an agreement with a consultant to provide public relations and investment services. The agreement is for a period of three months and requires monthly payments of $10,000 and 2,750,000 warrants exercisable at $0.01 per share for a period of three years.

        (D) Employment Agreements

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

NOTE 8  STOCKHOLDERS' EQUITY

        (A) Common Stock Issued for Cash

        During 2005, the Company issued 500,000 shares of common stock for cash of $248,931 (See Note 4).

        During 2005, the Company issued 250,000 shares of common stock for cash of $175,000 (See Note 5).

        During 2005, the Company issued 100,000 shares of Common Stock for cash of $16,000.

        (B) Common Stock Issued for Mining Equipment

        On June 20, 2003, the Company issued 20,700,000 shares of common stock for mining equipment with a historical cost totaling $2,158,650 to founders.

        (C) Common Stock Issued in Reverse Merger

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005

        On June 20, 2003, the Company issued 11,058,750 shares of common stock for the assets and liabilities of Centurion Gold Holdings, Inc. consisting of cash of $10,610 and liabilities of $1,540.

        (D) Common Stock Issued for Acquisitions

        On October 8, 2003, the Company issued 5,000,000 shares of common stock to related parties for 100% of the outstanding shares of three entities that control the ("Sellies Mine") consisting of land and mining rights with a historical cost of $2,994,350.

        On December 31, 2003, the Company issued 10,000,000 shares of common stock to related parties for 100% of the outstanding shares of two entities that control two mines consisting of land and mining rights with a historical cost of $469,046 (See Notes 5 and 7).

        On February 2, 2004, the Company issued 1,500,000 shares of common stock for 100% of the outstanding shares of Glencairn Gold Mine with a fair value of $4,530,000.

        (E) Common Stock Issued for Services

        During 2004, the Company issued 10,000 shares of common stock to a consultant for financial services having a fair value of $28,500. The value of the services is being recognized over the contract term of three months. As of March 31, 2005, the Company has recorded $25,365 as consulting expense.

        During 2004, the Company issued 500,000 shares of common stock to a related party for management services having a fair value of $1,425,000.

        During 2004, the Company issued 70,000 shares of common stock to a consultant for investment services related to the JC Goldmine acquisition having a fair value of $199,950.

        During 2004, the Company issued 225,000 shares of common stock to a consultant for investment advisory services having a fair value of $641,250. The value of the services is being recognized over the contract term of six months. As of March 31, 2004, the Company has recorded $320,625 as consulting expense.

        On the January 20, 2005 the Company issued 5,000,000 shares of common stock with a fair value of $2,000,000 for redemption of loan accounts with a value of $1,196,275. The Company recognized a loss on settlement of $803,725. The loan accounts were for the full outstanding loans and interest of Moller/Daros ltd, Commodities Pty Ltd, Daros Trust, Hollandsche Trust and Daros Ltd.

        During 2005, the Company issued 250,000 shares of common stock to convertible note holders with a principle balance of $75,000. There was no gain or loss recorded on the conversion. During June 2004, the Company issued 10,000 shares of common stock to employees as bonuses with a fair value of $11,400.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005

        During 2005, the Company recognized deferred stock compensation expense for stock previously issued to consultants of $345,990.

        (F) Common Stock Warrants

        During 2005, the Company issued 2,750,000 common stock warrants at an exercise price of $0.01 in consideration of consulting services. The warrants expire in 2008. Using the Black-Scholes model, the warrants were valued at $963,452 under the following assumptions; no annual dividend, volatility of 90%, risk-free interest rate of return of 3.5% and a term of three years. The value of the warrants will be amortized over the period of the contract, one year. As of March 31, 2005, the Company recognized $200,719 of expenses and recorded a deferred consulting expense of $762,733.

        During 2005, the Company issued 1,000,000 common stock warrants at an exercise price of $0.90 in consideration with a convertible note payable. The warrants expire in 2011. Using the Black-Scholes model, the warrants were valued at $555,402 under the following assumptions; no annual dividend, volatility of 90%, risk-free interest rate of return of 3.5% and a term of five years.

        During 2005, the Company issued 3,750,000 common stock warrants at an exercise price of $0.90 in consideration with a convertible note payable. The warrants expire in 2011. Using the Black-Scholes model, the warrants were valued at $1,113,930 under the following assumptions; no annual dividend, volatility of 90%, risk-free interest rate of return of 3.5% and a term of five years.

        (G) Common Stock Split

        On July 18, 2003, the Company declared a 3 for 1 common stock split to be effected in the form of a dividend payable to stockholders of record on July 29, 2003. Per share and weighted average share amounts have been retroactively restated in the accompanying consolidated financial statements and related notes to reflect this split.

NOTE 9  MINING AGREEMENTS

        (A) Omaruru Mine

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

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005

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

        (C) Sellies Property

         During February 2004, the Company entered into a royalty agreement with a third party to mine the Sellies Mine in exchange for a royalty of 30% of the gross revenue. For the year ended March 31, 2005, the Company paid no royalties to the third party.

NOTE 10 INCOME TAXES

        Income tax expense (benefit) for the year ended March 31, 2005 and for the period from April 17, 2003 (inception) to March 31, 2004 is summarized as follows:

                                                                                  2005            2004
                                                                               -----------     -----------
      Current:
         U.S                                                                   $        --     $        --
         Foreign                                                                        --              --
         Deferred - U.S. and Foreign                                                    --              --
                                                                               -----------     -----------

      Income tax expense (benefit)                                             $        --     $        --
                                                                               ===========     ===========
      The Company's tax expense differs from the "expected" tax expense for the year ended March 31, 2005 and for the period from April 17, 2003
      (inception) to March 31, 2004 as follows:


                                                                                  2005            2004
                                                                               -----------     -----------

      U.S. Federal income tax expense (benefit)                                $(2,281,340)    $  (862,782)
      Tax effect of foreign loss which is not subject to
      U.S. tax                                                                   1,898,346              --

      Effect of net operating loss carryforward                                    382,994         862,782
                                                                               -----------     -----------

                                                                               $        --     $        --
                                                                               ===========     ===========

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at March 31, 2005 and 2004 are as follows:

                                                                                   2005            2004
                                                                               -----------     -----------
      Deferred tax assets:
      Net operating loss carryforward                                          $ 1,245,776     $   862,782
                                                                               -----------     -----------
         Total gross deferred tax assets                                         1,245,776         862,782
      Less valuation allowance                                                  (1,245,776)       (862,782)
                                                                               -----------     -----------

         Net deferred tax assets                                               $        --     $        --
                                                                               ===========     ===========

        At March 31, 2005, the Company had a net operating loss carryforward of approximately $ 3,654,531 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2025. The net change in the valuation allowance during the year ended March 31, 2005 was an increase of $ 382,994.

        On June 20, 2003, the Company underwent a change in ownership, (as defined by Internal Revenue Code Section 382). This change limits the Company's ability to utilize its net operating loss carryforwards ("NOL's").

NOTE 11 ASSET RETIREMENT OBLIGATIONS

        The Company's gold and chrome operations in South Africa are subject to regulations governing the construction, operation, closure and long-term maintenance of the mines and regulations concerning site reclamation for the mines. Costs associated with the closure of the Company's mines and the costs associated with reclamation activities at the Company's mines are accounted for in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations".

        The Company's asset retirement obligations are included in the other non-current liabilities and accrued expenses. The balances and changes thereto are summarized below:

        Mine Reclamation Costs:                                                      2005            2004
                                                                                 ------------    ------------
      Obligation at April 1                                                      $    314,960
      Liabilities incurred                                                             35,917    $    314,960
      Expenditures                                                                    279,106              --
      Change in estimate                                                              315,023              --
                                                                                 ------------    ------------

      Obligation at March 31                                                     $    629,983    $    314,960
                                                                                 ============    ============

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005

NOTE 12 SEGMENT INFORMATION

         The Company operates in two reportable business segments, Primrose and Other. The Company operates the Primrose segment through its wholly owned subsidiary Glencairn Gold Mine, Ltd. Centurion Gold (Pty.) Ltd., Desta Transport Services, Ltd., Area 9B Property, Ltd. Odzi Properties, Ltd., Coinholders, Ltd., Investpro Prop II, and Centurion Delaware Gold Holdings, Inc. do not meet the quantitative thresholds for a separate reportable segment and are therefore included in the Other segment category. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on cash flow from operations. All intercompany transactions between segments have been eliminated. As a result, the components of operating loss for one segment may not be comparable to another segment. The following is a summary of the Company's segment information for the period ended March 31:

                                                 Primrose           Other            Total
                                                ------------     ------------     ------------
              2005
              Revenues                          $  2,419,162     $      4,065     $  2,423,227
              Segment loss                          (349,002)      (6,351,307)      (6,700,309)
              Total assets                         6,576,445       14,878,521       21,454,966
              Additions to long-lived assets         517,045               --          517,045
              Intangible mining rights             4,164,506          438,770        4,603,276
              Impairment                                  --        2,958,269        2,958,269
              Depreciation and amortization          199,175            1,276          200,451


              2004
              Revenues                          $     74,702     $         --     $     74,702
              Segment loss                          (392,722)      (2,141,856)      (2,534,578)
              Total assets                         6,545,136        5,646,201       12,191,337
              Additions to long-lived assets       2,318,913        2,235,080        4,553,993
              Intangible mining rights             4,218,913        3,397,039        7,615,952
              Depreciation and amortization           43,961               --           43,961

      NOTE 13 GOING CONCERN

        As reflected in the accompanying financial statements, the Company has a net loss from operations of $5,802,597, used cash in operations of $985,134 and a working capital deficiency of $2,835,980. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005

        The Company has reduced operating costs and received a commitment for working capital of $405,000 from the issuance of convertible notes payable and converted $678,233 of notes payable into common stock. The Company is also continuing to increase the monthly production of gold mined.

        Management believes that the actions presently being taken to raise additional capital, reduce costs and generate revenues provide the opportunity for the Company to continue as a going concern.

NOTE 14 SUBSEQUENT EVENTS

        During May 2005, the Company issued stock to related parties for 10,000,000 shares for redemption of loans of $669,233.

        During May 2005, the Company issued 300,000 shares of common stock to MCC Global for public relations services. The agreement is for an initial period of three months to be automatically extended for successive one month terms unless terminated in writing. The shares were values at a fair value of $75,000 on the date of grant.

        During April 2005, the Company issued 12,572 shares of common stock with a fair value of $4,400 to a law firm for services.

        During July 2005, the Company received $755,000 in convertible bonds that are convertible at $0.30 per share and investors received warrants to purchase 1,258,333 of the Company's common stock at an exercise price of $.30 per share.

        The Company received an offer from a United Kingdom Irish Listed company for $0.45 per share of its issued share capital on a fully diluted basis.

        During 2005, convertible note payable holders converted $9,000 of principal into 30,000 shares of common stock.

        During April 2005, the Company issued 15,000,000 shares of common stock with a fair value of $0.25 per share for the acquisition of Zaaiplaats Pty. Ltd.

        During July 2005, the Company received $755,000 in convertible bonds that are convertible at $0.30 per share and investors received warrants to purchase 1,258,333 of the Company's common stock at an exercise price of $.30 per share.

        The Company has allocated the purchase price to the assets acquired and liabilities assumed based on the historical cost as follows:

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005

        Mining rights                                                                                         $    3,750,000
                                                                                                                 ------------

              Total purchase price                                                                            $    3,750,000
                                                                                                                 ============

         During May 2005, the Company issued 9,000,000 shares of common stock with a fair value of $2,250,000 for the acquisition of Uvongo Pty. Ltd.

         The Company has allocated the purchase price to the assets acquired and liabilities assumed based on the historical cost as follows:

        Mining rights                                                                                         $    2,250,000
                                                                                                                 ------------

              Total purchase price                                                                            $    2,250,000
                                                                                                                 ============

        During May 2005, the Company issued 16,500,000 shares of common stock with a fair value of $0.25 per share for Fulloutput Pty Ltd.

        The Company has allocated the purchase price to the assets acquired and liabilities assumed based on the historical cost as follows:

        Mining rights                                                                                         $    4,125,000
                                                                                                                 ------------

              Total purchase price                                                                            $    4,125,000
                                                                                                                 ============

        During May 2005, the Company issued 2,100,000 shares of common stock with a fair value of $0.25 per share for Kwela Pty Ltd.

        The Company has allocated the purchase price to the assets acquired and liabilities assumed based on the historical cost as follows:

        Mining rights                                                                                         $   225,000
                                                                                                                 ------------

              Total purchase price                                                                            $   225,000
                                                                                                                 ============

        During May 2005, the Company issued 40,000,000 shares of common stock with a fair value of $0.25 per share for Majormatic 169 Pty Ltd.

        The Company has allocated the purchase price to the assets acquired and liabilities assumed based on the historical cost as follows:

        Mining rights                                                                                         $   10,000,000
                                                                                                                 ------------

              Total purchase price                                                                            $   10,000,000
                                                                                                                 ============

        As of July 8, 2005, none of these mines are in operation or have mining permits.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

(b) New Independent Accountants.

      (i) The Company engaged Webb & Company P.A., 1501 Corporate Drive, Suite 290, Boynton Beach, Florida, 33426 ("Webb"), as its new independent accountants as of August 6, 2003, Prior to such date the Company did not consult with Webb regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by Salberg, or (iii) any other matter that was subject of a disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officers have concluded that the Company's disclosure controls and procedures were not effective in reaching that level of reasonable assurance.

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective. In light of the material weakness described below, the Company performed additional post closing procedures to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes the financial statements presented in Item 7 of this Form 10KSB fairly present, in all material respects, the Company's financial position, results of operations and cash flow for the periods presented.

      The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2005.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2005, management has identified the following material weaknesses:

       1. As of March 31, 2005, the Company did not have an effective control environment based on criteria established in "Internal Control - Integrated Framework" issued by COSO. The Company failed to design appropriate company wide policies and procedures over the accounting, revenue, procurement, human resources, treasury and risk management functions and did not uniformly and consistently communicate the importance of internal controls throughout the organization. In addition, the Company's policies and procedures with respect to review and supervision of its accounting operations at the divisional level were not operating effectively. This control deficiency, together with the control deficiencies described in Item 2 below, indicate that the Company did not maintain an effective control environment. This control deficiency could result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

       2. As of March 31, 2005, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements. In addition, the Company also failed to implement processes to ensure periodic monitoring of its existing internal control activities over financial reporting. Specifically, the Company had a shortage of finance and accounting staff with sufficient depth and skill in the application of U.S. generally accepted accounting principles and individuals in the finance function who did not have the appropriate skills, training and experience to meet the objective that should be expected of these roles.

      Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2005, based on the criteria in Internal Control - Integrated Framework.

      The board of directors has appointed an international accounting firm, Horwath Leveton Boner in South Africa to implement a coordinated accounting strategy, ensuring continuity ,accuracy and controls, and to report to an SEC compliant accountant in the United States who will do the consolidation of the accountants for the auditing firm to audit. The board will appoint the accountant in the United States shortly and will also appoint a full time accountant locally in South Africa with mining accounting experience to implement controls and procedures for all the operations as laid down by Horwath Leveton Boner.

Plan for Remediation of Material Weaknesses
-------------------------------------------
     At the direction of our board of directors, management has spent and continues to spend a significant amount of time, effort and resources to improve our control environment. This effort has been undertaken pursuant to our work contemplated by Section 404 of the Sarbanes-Oxley Act of 2002 and to improve our operational and financial reporting efficiency.

      Although we have undertaken steps to prevent further material weaknesses or significant deficiencies in our internal controls, we cannot assure that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that have not previously been identified, or that all the material weaknesses identified in this report will be remediated by March 31, 2006.

Changes in Internal Control over Financial Reporting
----------------------------------------------------
     There were no changes in the Company's internal control over financial reporting during the year ended March 31, 2005, other than as described above, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      Directors and Executive Officers

      As of July 13, 2005, the Directors and executive officers of the Company are presented below.

      Name                         Age    Title

      Andrew Dale Paul             43     CEO, President and Chairman
      Arthur Johnson               69     Chief Financial Officer and Director
      Keith Archie Hart            39     Chief Operating Officer and Director
      Bruce Williamson             52     Director
      Dr. Wynand Goosen            40     Director
      Michael Godfrey Saner        60     Director
      --------------------------

      All directors serve for three years and until their successors are elected and qualified. All officers serve at the pleasure of the Board of Directors. There are no family relationships among any of the officers and directors.

      Information concerning our executive officers and directors is set forth below.

      ANDREW DALE PAUL, our founder, has been our Chief Executive Officer, President and Chairman since December 2004. From April 2004 to December 2004, Mr. Paul was our Vice-President and a Director (from May 2003 until December
2004). From January 2004 until April 2004, Mr. Paul was our Chief Operating Officer. He is currently responsible for the implementation of management structures and controls for acquisition to ensure their profitability. Mr. Paul works on acquisition structuring and management controls. From June 2003 to January 2004, Mr. Paul was a consultant for Investpro Commodities. From April 2001 to December 2003, Mr. Paul was Managing Director of Investpro Holdings
(Pty) Ltd., a mining investment company. From October 1989 to March 2000, Mr. Paul was Managing Director of Trizon Chemicals (Pty) Ltd., an agricultural and mining chemical trading operation. Mr. Paul graduated from the University of Natal with a degree in Agriculture in 1983.

      Mr. Paul has owned and run many of his own companies in the past and worked for multinationals such as ICI. He is a seasoned entrepreneur with over five years of experience in the mining industry.

      ARTHUR V. JOHNSON has served as our Chief Financial Officer and a Director of the Board of Directors since December 2004. From June 2003 until December 2004, Mr. Johnson served as our Chief Executive Officer, President and Chairman. His responsibilities include expansion of the company through acquisitions. In addition, Mr. Johnson oversees all corporate governance and any of our reporting requirements. From February 1998 to April 2003, Mr. Johnson was Managing Director of Century Minerals (Pty) Ltd., a resource commodity trading house. Mr. Johnson has over 30 years experience in mining and previously served as a Director with Babcock International Group. Mr. Johnson previously sold his own chrome business to SA Chrome, a public company. Mr. Johnson graduated from the University of Cape Town in 1955 with a Degree in Commerce.

      KEITH ARCHIE HART has been our Chief Operating Officer and a Director since March 2004. From December 2002 until March 2004, Mr. Hart operated Moloi Mining, a small mining contract company. From February 1993 to December 2002, Mr. Hart was the Executive Director and CEO of New Kleinfontein Mining Company Ltd. From March 1983 to June 1992, Mr. Hart was the Managing Director of Kennys Transport Pty Ltd.

      BRUCE WILLIAMSON became a Director in April 2004 and was our Chief Financial Officer from May until September 2004. He presently chairs our audit committee. From June 2002 until April 2004, Mr. Williamson operated independently as a consultant to the growing small mining sector in South Africa and as a sponsor to listed company OTR Mining Limited and as a consultant to Argosy Minerals. From January 1998 to June 2002, Mr. Williamson was Corporate Finance Manager, mining division, at ABN Amro Securities.

      Mr. Williamson has a Mining Diploma from Wits Technicon and a B.Com from the University of Cape Town. His career started with Gold Fields (the fourth largest gold mine in the world), where he spent seven years on production. Mr. Williamson switched to a career in the investment sector and was voted top gold analyst while with J D Anderson & co/ SBC Warburg in 1992 where he worked for 13 years. His appointment and vast experience in mining, mining finance and the investment sector is an essential element in our growth strategy.

      DR. WYNAND GOOSEN has been a Director since July 2004. Since November 1998, Dr. Goosen has been a director of Gold Rose Investments Pty Ltd. From November 1998 to April 2000, Dr. Goosen was Executive Deputy Chairman of The Learning Corporation Ltd. ("TLC"), an education and staffing business company. Prior to joining TLC, from 1995 to 1998 Dr. Goosen was the Director and Head of the School of Human Technology, Technikon Witwatersrand. During his employment at the School of Human Technology, he actively consulted in capital restructuring.

      Dr. Goosen graduated with a Bachelor of Commerce (Honours) from RAU in 1987, a Masters of Commerce (Guidelines for investment in Real Estate) from RAU in 1991, a Masters of Arts degree in Vocational Education from Hawthorne University in 1994. In addition, Dr. Goosen holds a Diploma in Banking and membership with several professional organizations. Dr. Goosen was responsible for the development of the National Diploma and Btech in Banking.

      Dr. Goosen regularly consults on human development and highly technical financial ventures. His experience also includes the establishment of a travel agency, fund raising on the OTC Bulletin Board, establishment of a forex house that now operates in San Francisco as well as Mergers & Acquisitions for JSE Listings. Dr Goosen is a well-known conference speaker and has been quoted in newspapers and interviewed for TV on economic commentary.

      MICHAEL GODFREY SANER has been a Director since July 2004. From March 2002 to November 2004, Mr. Saner was a consultant and adviser to the Governor of the Bank of Tanzania and his cabinet, monitoring operations and costs at the Buhemba Gold Mine in the Mara region of Tanzania. From January 2000 to August 2002, Mr. Saner was a technical/financial advisor and consultant to Nedbank Ltd. in connection with sovereign loan financing to Buhemba Gold Mine. From 1996 to 2000, Mr. Saner was a Mineral Industry Consultant and project initiator and developer of various mineral beneficiation projects, including companies involved in chrome chemicals, industrial minerals and rare earths, and alluvial diamond deposits. Mr. Saner graduated from the University of Natal with a Bachelor of Science degree in Geology in 1967. He became a Chartered Engineer in the United Kingdom in 1976 and Professional Natural Scientist in February 1984.

      Mr. Saner has over 36 years of post-graduate experience in the business of mineral and resource exploration, assessment, feasibility, development, operation, investment and financing of minerals, beneficiation, and other projects, covering a wide range of commodities and deposit types, with on-the-ground experience in over 17 countries.

      Compensation of Directors

      Directors are not presently compensated for serving on the board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and any person who owns more than 10% of our common stock (the "Reporting Persons") to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of our common stock. Under Securities and Exchange Commission rules, we receive copies of all Section 16(a) forms that these Reporting Persons file. We have reviewed copies of these reports and written representations from the Reporting Persons. We believe all Reporting Persons complied with their Section 16(a) reporting obligations during 2004.

      Code of Ethics

      We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B. This Code of Ethics applies to our principal executive officer, our principal financial officer and principal accounting officer, as well as all other employees, and is filed herewith. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within five days of such amendment or waiver.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth the aggregate cash compensation paid by the Company to: (i) its Chief Executive Officer, Chairman and Chief Financial Officer; and (ii) its most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the year ended March 31, 2005.

                         ANNUAL COMPENSATION                                                LONG TERM COMPENSATION

                                                                                  Awards                          Payouts

                                                                        Restricted    Securities
                                                        Other Annual    Stock         Underlying
Name and Principal                                      Compensation    Award(s) ($)  Options SARs   LTIP           All Other
Position                Year    Salary ($)   Bonus ($)  ($)                           (#)            Payouts ($)    Compensation ($)
------------------------------------------------------------------------------------------------------------------------------------
Andrew Dale Paul(1)     2005    $100,000     0          0               0             0              0              0
CEO, President and      2004    0            0          0               0             0              0              0
Chairman                2003    0            0          0               0             0              0              0

Arthur Johnson(2)       2005    $100,000     0          0               0             0              0              0
CFO                     2004    $22,498      0          0               0             0              0              0
                        2003    0            0          0               0             0              0              0

Keith Archie Hart(3)    2005    $100,000     0          0               0             0              0              0
Mine Manager and COO    2004    0            0          0               $1,425,000    0              0              0
                        2003    0            0          0               0             0              0              0

Jim Dodrill (4)         2005    0            0          0               0             0              0              0
President               2004    0            0          0               0             0              0              0
                        2003    0            0          0               0             0              0              0

      (1) Mr. Paul became our Chief Executive Officer, President and Chairman in December 2004.

      (2) Mr. Johnson was our CEO and President from June 2003 until December 2004.

      (3) Mr. Hart became the mine manager of Primrose Gold Mine in March 2004. Mr. Hart became our Chief Operating Officer in March 2004.

      (4)   Mr. Dodrill served as our President until June 2003.

      Stock Option Grants

      The Company does not have any annuity, retirement, pension or deferred compensation plan or other arrangements under which an executive officer is entitled to participate without similar participation by other employees.

      The Company does not currently have a stock option plan.

      Employment Agreements

      We entered into an employment agreement with Arthur Johnson to act as our Chief Executive Officer effective April 1, 2004 for an annual salary of 1,200,000 Rand (which is currently the equivalent of approximately $200,000). Mr. Johnson will also be eligible to receive bonus payments as determined by our board of directors. The agreement will continue until terminated by either party with three months notice or terminated for cause by us. In May 2004, we amended the employment agreement with Arthur Johnson to reduce his salary to 600,000 Rand (US$100,000). In addition, in December 2004, we amended the employment agreement to change his title to Chief Financial Officer and Director. In connection therewith, Mr. Johnson resigned as CEO, President and Chairman.

      We entered into an employment agreement with Andrew Dale Paul to act as our Chief Operating Officer effective April 1, 2004 for an annual salary of 1,200,000 Rand (which is currently the equivalent of approximately $200,000). Mr. Paul will also be eligible to receive bonus payments as determined by our board of directors. The agreement will continue until terminated by either party with three months notice or terminated for cause by us. In May 2004, we amended the employment agreement with Mr. Paul to reduce his salary to 600,000 Rand (US$100,000) and to hire him as our Vice-President. In connection therewith, Mr. Paul resigned his position as Chief Operating Officer. In December 2004, we amended the employment agreement with Mr. Paul to change his title to CEO, President and Chairman. In connection therewith, Mr. Paul resigned as Vice-President.

      We entered into an employment agreement with Keith Archie Hart to act as our Mine Manager of our Primrose Gold Mine effective April 1, 2004 for an annual salary of 750,000 Rand (which is currently the equivalent of $125,000). Mr. Hart will also be eligible to receive bonus payments as determined by our board of directors. The agreement will continue until terminated by either party with three months notice or terminated for cause by us. In May 2004, we amended the employment agreement with Keith Archie Hart to reduce his salary to 600,000 Rand (US$100,000) and to hire him as our Chief Operating Officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table shows the amount of our Common Stock beneficially owned as of the date of this Annual Report by each person who beneficially owns more than five percent of our outstanding Common Stock, by each of our executive officers and directors, and by all of our executive officers and directors as a group.

      The following information is based upon information furnished to us by either the directors and executive officers or obtained from our stock transfer books. We are informed that these persons hold the sole voting and dispositive power with respect to the Common Stock except as noted herein. For purposes of computing "beneficial ownership" and the percentage of outstanding Common Stock held by each person or group of persons named above as of the date of this Annual Report, under rules adopted by the Securities and Exchange Commission, shares of Common Stock issuable pursuant to warrants or options or upon conversion of convertible securities, to the extent such warrants or options or convertible securities are currently exercisable or convertible within 60 days of the date of this Annual Report, are treated as outstanding for computing the percentage of the person holding such securities but are not treated as outstanding for computing the percentage of any other person. As of June 23, 2005, we had 148,116,321 shares of our common stock issued and outstanding.

                                                               Amount and Nature of
                                                               Beneficial Ownership          Percentage of
                                        Position with          of Class A Common             Securities(1)
Name/Address of Beneficial Owner*       Company                Stock (1)
----------------------------------------------------------------------------------------------------------
Andrew Dale Paul(2)                     CEO, President         23,200,000                    42.13%
                                        and Chairman

Arthur V. Johnson                       CFO and Director       500,000                       *

Keith Archie Hart(3)                    Mine Manager and       2,562,000                     1.73%
                                        COO

Bruce Williamson                        Director               0                             0

Wynand Goosen                           Director               0                             0

Michael Saner                           Director               0                             0

Daros Trust(4)                                                 23,200,000                    15.66%

All officers and directors as a                                26,262,000                    17.73%
group (6 persons) (5)
---------

*     Less than one percent (1%).

(1) Unless otherwise provided, the address of the officers and directors is: c/o Centurion Gold Holdings, Inc., 12 Main Reef Road, Primrose, South Africa 1401.

(2) Andrew Dale Paul (CEO, President and Chairman) is a 20% beneficiary of the Daros Trust and we have included for purposes of this report all shares held by Daros Trust. Mr. Paul disclaims all beneficial ownership to shares of our common stock held by the Daros Trust.

(3) Includes 1,500,000 shares of our common stock which are owned by The Hollandsche Trust No. IT 8953/98 ("Hollandsche Trust"), as to which Mr. Hart, our COO and Director and the sole beneficiary of the Hollandsche Trust, disclaims any beneficial ownership. In March 2005, the (4) The address of the Daros Trust is c/o Kestrell Chemin Des Trois-Portes, 11 CH 2000, Neuchatel, Switzerland. In March 2005, the Daros Trust transferred 500,000 shares of our common stock to Mr. Hart, our COO and Director.

(5)   Includes all shares held by the Daros Trust and Hollandsche Trust.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Unless otherwise provided, the following transactions were all concluded with the Daros Trust, of which Andrew Dale Paul (our Chief-Executive Officer, President and Chairman) is a 20% beneficiary.

      On June 20, 2003, we finalized the acquisition of 100% of the issued and outstanding capital stock of Omaruru. The stockholders of Omaruru received in the aggregate 20,700,000 (post-split) restricted shares of our common stock in exchange for 100% of the issued and outstanding stock of Omaruru. Omaruru holds the Notarial Mineral Lease over the precious metals claims and mineral rights and the mining assets for Omaruru Minerals (Proprietary) Limited, known as the Elandshoogte Mine.

      On October 8, 2003, we finalized the acquisition of 100% of the issued and outstanding capital stock of Desta and Area 9B and Odzi, collectively known as the Sellies Gold Mine. The stockholders of Desta and Area 9B and Odzi received in the aggregate 5,000,000 restricted shares of our common stock in exchange for 100% of the issued and outstanding stock of Desta and Area 9B and Odzi. Desta and Area 9B and Odzi holds the Notarial Mineral Lease over the precious metals claims and mineral rights and the mining assets for the Sellies Gold Mine as follows:

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

      On December 31, 2003, we finalized the acquisition of 100% of the issued and outstanding capital stock of Coinholders and Investpro, known as the Spruitfontein and Marikana Mines, respectively. The stockholders of Coinholders and Investpro received in the aggregate 10,000,000 restricted shares of our common stock in exchange for 100% of the issued and outstanding stock of Coinholders and Investpro. Coinholders and Investpro hold the Notarial Mineral Lease over the precious metals claims and mineral rights and the mining assets for the Spruitfontein and Marikana Mines as follows:

      Real estate consisting of Portions 17 and 18 of the farm Spruitfontein 341, Registration Division J.Q. and The Farm Kafferskraal 342, registration Division J.Q. North West Province, South Africa.

      During the period ended December 31, 2004, stockholders and entities, which Dale Paul, our Chairman, CEO and President or his family are controlling shareholders, loaned us an additional $101. The total loans of $1,242,545 are payable on demand, bear interest at 4% and are unsecured. In addition, we entered into a note payable agreement with The Hollandsche Trust (of which our Chief Operating Officer, Keith Hart, is the sole beneficial owner) to lend us up to $625,000. The loan covenants require us to use the proceeds as working capital. At December 31, 2004, we had borrowed $248,931 under this arrangement. The loan is due June 30, 2005, bears interest at 10% and is unsecured. We will continue to use any cash flow generated by the Primrose mine to reduce these liabilities during 2005. We issued 695,742 shares of common stock for $248,931 with a fair value of $278,297 to settle this obligation in full.

      In January 2005, three of our shareholders settled an outstanding loan in the amount of approximately US$1,435,000 on our behalf. In connection with such settlement, we issued 2,000,000 shares of our common stock to the Hollandsche Trust, 1,000,000 shares to Daros Ltd., and 2,000,000 shares to Blue Dove Trust.

      In March 2005, the Daros Trust (a trust that Andrew Dale Paul, our CEO, President and Chairman is a 20% beneficiary) transferred 500,000 shares of our common stock to Mr. Hart, our COO and Director.

      In June 2005, certain creditors of the Company, including, without limitation, the Hollandsche Trust and Daros Trust, agreed to convert their respective outstanding loans payable into an aggregate of 15,000,000 shares of Company common stock.

      The sole beneficiary of the Hollandsche Trust is Keith Hart, our COO and Director. Andrew Dale Paul, our CEO, President and Chairman, is a 20% beneficiary of the Daros Trust.

      In July 2005, we entered into a securities purchase agreement with five investors, whereby we issued an aggregate of $755,000 of convertible promissory notes and 1,258,333 warrants to purchase our common stock at $0.30 per share. One of our investors; Andrew Dale Paul, our CEO, President and Chairman, purchased $350,000 of such notes and received 583,333 warrants to purchase our common stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

All references to the Company's Forms 8-K, 10-K, 10-QSB and 10-KSB include reference to File No. 333-46424.

(a)   Exhibits

Exhibit No.    Document

3.1            Articles of Incorporation (incorporated by reference to Exhibit
               3.1 filed with Registrant's Registration Statement on Form SB-2, and amendments thereto, filed on January 23, 2002 ("2002 Form SB-2").

3.2 Bylaws of Registrant (incorporated by reference to Exhibit 3.2 filed with Registrant's 2002 Form SB-2).

3.3 Specimen certificate of the common stock of Registrant (incorporated by reference to Exhibit 3.3 filed with Registrant's 2002 Form SB-2).

3.4            Amended Articles of Incorporation (incorporated by reference to
               Exhibit 3.4 filed with Registrant's Registration Statement on Form SB-2 (Registration No. 333-120200), and amendments thereto, filed on December 21, 2004 ("2004 Form SB-2").

3.5 Certificate of Incorporation of Centurion Delaware Gold Holdings, Inc. (incorporated by reference to Exhibit 3.5 filed with Registrant's Registration Statement on Form SB-2 (Registration No. 333-123481) filed on March 22, 2005 ("2005 Form SB-2").

3.6 Bylaws of Centurion Delaware Gold Holdings, Inc. (incorporated by reference to Exhibit 3.6 filed with Registrant's 2005 Form SB-2).

4.1 Secured Convertible Term Note, dated as of September 23, 2004, made by Registrant in favor of Laurus Master Fund, Ltd. ("Laurus") (incorporated by reference to Exhibit 99.2 filed with Registrant's Form 8-K on September 29, 2004 ("September 2004 Form 8-K")).

4.2 Subordination Agreement by and between the Hollandsche Trust and Laurus, dated September 23, 2004, and acknowledged and agreed to by Registrant (incorporated by reference to Exhibit 99.4 filed with Registrant's September 2004 Form 8-K).

4.3 Master Security Agreement by and between Registrant and Laurus, dated September 23, 2004 (incorporated by reference to Exhibit
               99.5 filed with Registrant's September 2004 Form 8-K).

4.4 Restricted Account Agreement by and among North Fork Bank, Registrant and Laurus (incorporated by reference to Exhibit 99.6 filed with Registrant's September 2004 Form 8-K).

4.5 Secured Convertible Term Note, effective as of February 23, 2005, made by Registrant in favor of Laurus (incorporated by reference to Exhibit 99.1 filed with Registrant's Form 8-K on February 28, 2005 ("February 2005 Form 8-K")).

4.6 Subordination Agreement by and between the Hollandsche Trust and Laurus, effective as of February 23, 2005, and acknowledged and agreed to by Registrant.

4.7 Master Security Agreement by and between Registrant and Laurus, effective February 23, 2005 (incorporated by reference to Exhibit
               99.3 filed with Registrant's February 2005 Form 8-K).

4.8 Restricted Account Agreement by and among North Fork Bank, Registrant and Laurus (incorporated by reference to Exhibit 99.7 filed with Registrant's February 2005 Form 8-K).

4.9 Stock Pledge Agreement by and between the Registrant and Laurus (incorporated by reference to Exhibit 99.4 filed with Registrant's February 2005 Form 8-K).

4.10 Guaranty by Centurion Delaware Gold Holdings, Inc., effective February 23, 2005 (incorporated by reference to Exhibit 99.5 filed with Registrant's February 2005 Form 8-K).

10.1 Assignment of Notarial Mineral Lease by Omaruru Minerals (PTY) Ltd., dated May 15, 2003 (incorporated by reference to Exhibit
               10.1 filed with the Registrant's 2004 Form SB-2 on December 21,
               2004).

10.2 Stock Purchase Agreement by and among Registrant and the shareholders of Omaruru Exploration Company (Proprietary) Limited, dated June 20, 2003 (incorporated by reference to
               Exhibit 2.1 filed with Registrant's Form 8-K on July 7, 2003).

10.3 Management Agreement by and between Registrant and Omaruru Minerals (PTY) Ltd., dated August 27, 2003 (incorporated by reference to Exhibit 10.3 filed with the Registrant's 2004 Form SB-2 on December 21, 2004).

10.4 Coinholder and Investpro Royalty Agreement with Registrant, dated December 8, 2003 (incorporated by reference to Exhibit 10.4 filed with the Registrant's 2004 Form SB-2 on December 21, 2004).

10.5 Stock Purchase Agreement by and between Registrant and Glencairn Gold Mine (PTY) Ltd t/a JC Gold Mine Co., dated February 2, 2004 (incorporated by reference to Exhibit 10.5 filed with the Registrant's 2004 Form SB-2 on December 21, 2004).

10.6 Sellies Royalty Agreement by and between Registrant and Enable Mining (PTY) LTD, dated February 3, 2004 (incorporated by reference to Exhibit 10.6 filed with the Registrant's 2004 Form SB-2 on December 21, 2004).

10.7 Stock Purchase Agreement by and among Registrant and the shareholders of Glencairn (Proprietary) Limited, dated February 2, 2004 (incorporated by reference to Exhibit 10.1 filed with Registrant's Form 8-K on April 15, 2004 ("April 2004 Form 8-K")).

10.8 Addendum to the Stock Purchase Agreement by and among the Registrant and the shareholders of Glencairn (Proprietary) Limited dated March 18, 2004 (incorporated by reference to
               Exhibit 10.2 filed with Registrant's April 2004 Form 8-K).

10.9           Note Purchase Agreement by and between The Hollandsche Trust No.
               IT 8953/98 (the "Hollandsche Trust") and Registrant, dated May 7, 2004 (incorporated by reference to Exhibit 10.9 filed with the Registrant's 2004 Form SB-2 on December 21, 2004).

10.10 Employment Agreement dated as of April 1, 2004 between Registrant and Arthur Johnson (incorporated by reference to Exhibit 10.2 filed with the Registrant's Annual Report on Form 10-KSB for the period ended March 31, 2004, filed on July 13, 2004 ("2004 Annual Report")).

10.11 Employment Agreement dated as of April 1, 2004 between Registrant and Andrew Dale Paul (incorporated by reference to Exhibit 10.3 filed with the Registrant's 2004 Annual Report).

10.12 Employment Agreement dated as of April 1, 2004 between Registrant and Keith Archie Hart (incorporated by reference to Exhibit 10.4 filed with the Registrant's 2004 Annual Report).

10.13 Securities Purchase Agreement by and between Registrant and Laurus, dated September 23, 2004 ("2004 Purchase Agreement") (incorporated by reference to Exhibit 99.1 filed with Registrant's September 2004 Form 8-K).

10.14 Common Stock Purchase Warrant, dated September 23, 2004, issued by Registrant in favor of Laurus (incorporated by reference to Exhibit 99.3 filed with Registrant's September 2004 Form 8-K).

10.15 Amendment No. 1 to the 2004 Purchase Agreement, effective February 23, 2005 (incorporated by reference to Exhibit 99.8 filed with Registrant's February 2005 Form 8-K)

10.16 Securities Purchase Agreement by and between Registrant and Laurus, effective February 23, 2005 (incorporated by reference to
               Exhibit 99.2 filed with Registrant's February 2005 Form 8-K).

10.17 Common Stock Purchase Warrant, effective February 23, 2005, issued by Registrant in favor of Laurus (incorporated by reference to Exhibit 99.6 filed with Registrant's February 2005 Form 8-K).

10.18 Investment Agreement by and between the Registrant and Dutchess Private Equities Fund II, LP, effective February 23, 2005 (incorporated by reference to Exhibit 99.9 filed with Registrant's February 2005 Form 8-K).

10.19          Stock Purchase Agreement by and between Kwela Pty. Ltd.
               Registration Number 2003/011550/07 (Proprietary) and Registrant dated as of March 31, 2005 (incorporated by reference to Exhibit
               99.3 filed with Registrant's Form 8-K filed on June 21, 2005 ("June 2005 Form 8-K")).

10.20          Stock Purchase Agreement by and between Fulloutput 259 Pty. Ltd.
               Registration Number 2003/029121/07 and Registrant dated as of March 31, 2005 (incorporated by reference to Exhibit 99.4 of the June 2005 Form 8-K).

10.21          Stock Purchase Agreement by and between Uvongo Pty. Ltd.
               Registration Number 2003/021884/07 and Registrant dated as of March 31, 2005 (incorporated by reference to Exhibit 99.5 of the June 2005 Form 8-K).

10.22 Stock Purchase Agreement by and between Majormatic 167 Registration Number 2004/035170/07 Pty Ltd. Registration Number 2003/029121/07 and Registrant dated as of March 31, 2005 ("Majormatic Agreement") (incorporated by reference to Exhibit
               99.6 of the June 2005 Form 8-K).

10.23 Amendment No. 1 to Majormatic Agreement (incorporated by reference to Exhibit 99.7 of the June 2005 Form 8-K).

10.24          Stock Purchase Agreement by and between Zaaiplaats Tin Pty. Ltd.
               (Proprietary) and Registrant dated as of February 2, 2005 (incorporated by reference to Exhibit 99.8 of the June 2005 Form 8-K).

10.25 Securities Purchase Agreement with certain investors dated as of July 12, 2005 (incorporated by reference to Exhibit 99.1 filed with Registrant's Form 8-K filed on July 25, 2005).

14.1*          Code of Ethics.

16.1 Letter from Salberg & Company, P.A. to the Office of Chief Accountant on change in Registrant's certifying accountant dated August 6, 2003 (incorporated by reference and filed with Registrant's Form 8-K on August 11, 2003).

21.1*          List of Company Subsidiaries.

31.1*          Rule 13a-14(a)/15d-14(a) Certification.

31.2*          Rule 13a-14(a)/15d-14(a) Certification.

32.1*          Section 1350 - Certification.

32.2*          Section 1350 - Certification.

---------------------
*     Filed herewith.

(b)   Reports on Form 8-K:

      The Company filed a Current Report on Form 8-K and amendment on July 26, 2005 regarding the sale of $755,000 principal amount convertible promissory notes and a warrant to purchase 1,258,333 shares of our common stock.

      The Company filed a Current Report on Form 8-K on July 8, 2005 regarding the termination of an agreement with Mine Waste Solutions (PTY) Limited.

      The Company filed a Current Report on Form 8-K on February 28, 2005 regarding the sale to Laurus Master Fund, Ltd. of a convertible term note in the aggregate principal amount of Ten Million Dollars ($10,000,000) (US).

      The Company filed a Current Report on Form 8-K on September 29, 2004 regarding the sale to Laurus Master Fund, Ltd. of a convertible term note in the aggregate principal amount of Three Million Dollars ($3,000,000) (US).

      The Company filed a Current Report on Form 8-K on April 15, 2004 regarding the acquisition of one hundred percent (100%) of the issued and outstanding capital stock of Glencairn Gold Mine (Proprietary) Limited, collectively known as the Primrose Mine.

      The Company filed a Current Report on Form 8-K on April 7, 2004 regarding the changing of its fiscal year end from December 31, 2003 to March 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

                                                   March 31, 2005
                                   2005                  2004
                                   ----                  ----

Audit Fees                         $0                    $0
Tax Fees                           $0                    $0
Audit Related Fees                 $49,572               $30,604
Total Fees                         $49,572               $30,604

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of July 2005.

                                  CENTURION GOLD HOLDINGS, INC.

                                  By: /s/ Andrew Dale Paul
                                      ------------------------------------------
                                   Andrew Dale Paul, CEO, President and Chairman and Principal Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

      Signature                              Title                     Date

 /s/ Andrew Dale Paul             Chairman, Chief Executive        July 28, 2005
 -------------------------        Officer, President and
 Andrew Dale Paul                 Principal Executive Officer

 /s/ Arthur V. Johnson            CFO and Director                 July 28, 2005
 -------------------------
 Arthur V. Johnson

 /s/ Keith Archie Hart            Chief Operating Officer          July 28, 2005
 -------------------------
 Keith Archie Hart

 /s/ Bruce Williamson             Director                         July 28, 2005
 -------------------------
 Bruce Williamson

 /s/ Dr. Wynand Goosen            Director                         July 28, 2005
 -------------------------
 Dr. Wynand Goosen

 /s/ Michael Godfrey Saner        Director                         July 28, 2005
 -------------------------
 Michael Godfrey Saner