Form 10QSB
period 2005-06-30
CENTURION GOLD HOLDINGS INC
filed 2005-09-21
CIK 1164538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2005

                                       or

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

                              ---------------------

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of September 19, 2005 was 70,066,321.

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

Item  5. Other Information

Item  6. Exhibits and Reports on Form 8-K

Part  I. Financial Information

Item  1. Financial Statements

PAGE       1      CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2005
                  (UNAUDITED)

PAGE       2      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
                  MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

PAGE    3 - 4     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE
                  MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

PAGES   5 - 10    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
 Cash ...........................................................................   $     78,192
 Accounts receivable ............................................................         28,427
 Inventories, net ...............................................................         27,911
 Prepaid expenses ...............................................................         25,000
                                                                                    ------------
     Total Current Assets .......................................................        159,530
                                                                                    ------------

MINING PROPERTY AND EQUIPMENT, NET ..............................................      9,415,581
                                                                                    ------------

OTHER ASSETS
 Restricted cash ................................................................     11,745,500
 Deposit on pending acquisition .................................................         52,535
 Other receivables ..............................................................         76,311
                                                                                    ------------
     Total Other Assets .........................................................     11,874,346
                                                                                    ------------

TOTAL ASSETS ....................................................................   $ 21,449,457
                                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable ...............................................................   $    625,437
 Accrued interest ...............................................................        374,922
 Other accrued expenses .........................................................      1,394,193
 Notes and loans payable - related parties ......................................        741,697
                                                                                    ------------
     Total Current Liabilities ..................................................      3,136,249
                                                                                    ------------

LONG-TERM LIABILITIES
 Convertible notes payable - net ................................................      8,692,841
                                                                                    ------------

TOTAL LIABILITIES ...............................................................     11,829,090
                                                                                    ------------

STOCKHOLDERS' EQUITY
 Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding - Common stock, $0.0001 par value, 100,000,000 shares authorized, 65,516,321 shares issued and
  outstanding ...................................................................          6,552
 Additional paid-in capital .....................................................     22,029,113
 Deferred consulting expense ....................................................       (521,869)
 Accumulated deficit ............................................................    (11,945,480)
 Accumulated other comprehensive income .........................................         52,051
                                                                                    ------------
     Total Stockholders' Equity .................................................      9,620,367
                                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................................   $ 21,449,457
                                                                                    ============

See accompanying notes to condensed consolidated financial statements.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                For the Three       For the Three
                                                                               Months Ended June Months Ended June
                                                                                    30, 2005        30, 2004
                                                                                  ------------    ------------
REVENUES ......................................................................   $    501,829    $    377,286

MINE COSTS AND EXPENSES .......................................................        690,101         281,783
                                                                                  ------------    ------------

GROSS PROFIT (LOSS) ...........................................................       (188,272)         95,503

OPERATING EXPENSES
 Stock compensation ...........................................................        240,864         357,390
 General and administrative expense ...........................................        659,219         605,923
                                                                                  ------------    ------------
      Total Operating Expenses ................................................        900,083         963,313
                                                                                  ------------    ------------

LOSS FROM OPERATIONS ..........................................................     (1,088,355)       (867,810)

OTHER INCOME (EXPENSE)
 Interest income ..............................................................            175              47
 Other income .................................................................          6,276           7,849
 Interest expense .............................................................       (794,904)        (11,092)
 Loss on settlement of notes payable - related parties ........................       (830,767)           --
                                                                                  ------------    ------------
      Total Other Income (Expense) ............................................     (1,619,220)         (3,196)
                                                                                  ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES ........................................     (2,707,575)       (871,006)

PROVISION FOR INCOME TAXES ....................................................           --              --
                                                                                  ------------    ------------

NET LOSS ......................................................................     (2,707,575)       (871,006)

OTHER COMPREHENSIVE INCOME
 Foreign currency translation gain ............................................         72,332          30,885
                                                                                  ------------    ------------

COMPREHENSIVE LOSS ............................................................   $ (2,635,243)   $   (840,121)
                                                                                  ============    ============

Net loss per share - basic and diluted ........................................   $      (0.05)   $      (0.02)
                                                                                  ============    ============

Weighted average number of shares outstanding - basic and diluted .............     60,004,776      49,066,497
                                                                                  ============    ============

See accompanying notes to condensed consolidated financial statements

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 For the Three     For the Three
                                                                                Months Ended June Months Ended June
                                                                                     30, 2005       30, 2004
                                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss .......................................................................   $(2,707,575)   $  (871,006)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Deferred consulting expense ..................................................       240,864           --
   Depreciation .................................................................        70,666         43,961
   Stock issued for services ....................................................        94,400        357,390
   Amortization of note payable discount ........................................       580,710           --
   Loss on settlement of notes payable - related parties ........................       830,767           --
 Changes in operating assets and liabilities:
   Accounts receivable ..........................................................         1,278          2,128
   Prepaid and other assets .....................................................       (25,000)         1,126
   Inventories ..................................................................       (12,812)       (18,588)
   Deposit on pending acquisition ...............................................       (52,535)          --
   Other receivables ............................................................        62,337        (19,407)
   Accounts payable .............................................................        51,347        388,859
   Accrued interest .............................................................       232,555           --
   Other accrued expenses .......................................................      (118,701)          --
                                                                                    -----------    -----------
         Net Cash Used In Operating Activities ..................................      (751,699)      (115,537)
                                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment .............................................        (1,938)       (90,108)
                                                                                    -----------    -----------
         Net Cash Used In Investing Activities ..................................        (1,938)       (90,108)
                                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash overdraft .................................................................          --            2,058
 Proceeds from notes and loans payable - related party ..........................       717,792        161,852
                                                                                    -----------    -----------
         Net Cash Provided By Financing Activities ..............................       717,792        163,910
                                                                                    -----------    -----------

EFFECT OF EXCHANGE RATE ON CASH .................................................        72,332         30,885
                                                                                    -----------    -----------

NET INCREASE (DECREASE)  IN CASH ................................................        36,487        (10,850)

CASH - BEGINNING OF PERIOD ......................................................        41,705         27,303
                                                                                    -----------    -----------

CASH - END OF PERIOD ............................................................   $    78,192    $    16,453
                                                                                    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                                                            For the Three            For the Three
                                                          Months Ended June        Months Ended June
                                                              30, 2005                  30, 2004
                                                         --------------------      -------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:

   Interest                                              $              8,266      $            11,092
                                                         ====================      ===================

   Income taxes                                          $                  -      $                 -
                                                         ====================      ===================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During April 2005, the Company issued 12,571 shares of common stock with a fair value of $4,400 to a law firm for services.

During May 2005, the Company issued 10 million shares of common stock to related parties for redemption of loans of $669,233.

During May 2005, the Company issued 300,000 shares of common stock with a fair value of $75,000 for public relations services.

During May 2005, the Company issued 100,000 shares of common stock with a fair value of $15,000 for services.

During June 2005, convertible note payable holders converted $9,000 of principal into 30,000 shares of common stock.

See accompanying notes to condensed consolidated financial statements.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

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

       (B) Principles of Consolidation

       The financial statements include the accounts of Centurion Holdings, Inc. and its wholly owned subsidiaries Centurion Gold (Pty.), Ltd., Desta Transport Services, Ltd., Area 9B Property, Ltd., Odzi Properties, Ltd., Coinholders, Ltd., Investpro Prop II, Centurion Delaware Gold Holdings, Inc. and Glencairn Gold Mine, Ltd. All intercompany accounts have been eliminated in the consolidation.

       Centurion Gold Holdings, Inc. and its wholly owned subsidiaries are hereafter referred to as the "Company."

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

       (D) Stock-Based Compensation

       The Company accounts for its stock-based compensation agreements with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and its related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS" No. 123), "Accounting for Stock-Based Compensation" for stock-based transactions with non-employees.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

       (E) Loss Per Share

       Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." The effect of 7,500,000 warrants is not included in the calculation of diluted earnings per share as the effect was anti-dilutive.

       (F) Reclassifications

       Certain reclassifications were made to the June 30, 2004 financial statements to conform to the current presentation.

NOTE 2 NOTES AND LOANS PAYABLE - RELATED PARTIES

       During the three months ended June 30, 2005, stockholders loaned the Company a net amount of $717,792. The loans are unsecured, bear interest at 4% and are due on demand. As of June 30, 2005, principal and accrued interest was $741,697 and $12,899, respectively.

       During May 2005, the Company issued 10 million shares of common stock to related parties for redemption of loans of $669,233. The Company recorded a loss on the exchange of $830,767.

NOTE 3 CONVERTIBLE NOTES PAYABLE

       During September 2004, the Company entered into a convertible note payable for $3,000,000. The note is convertible into shares of the Company's common stock at $0.77 per share. The conversion price exceeded the fair value of the common stock and there was no beneficial conversion associated with the note payable. On February 23, 2005, the Company entered into an amendment with the stockholder to reduce the conversion price to $.30 per share.

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

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

       This amount was recorded as paid-in capital and the resulting discount on the notes payable was recorded and is being amortized using the interest method over the life of the notes. The Company also incurred direct offering costs of $254,500 and issued 250,000 shares of common stock. The shares of common stock were recorded at a fair value of $175,000. These amounts were recorded as a discount on notes payable and are being amortized using the interest method over the life of the notes. The note is secured by all of the intangible assets of the Company. The note is due in September 2007.

                    Convertible note payable - face          $       3,000,000
                    Discount on convertible note payable            (1,059,756)
                                                             ------------------
                                                             $        1,940,244
                                                             ==================

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)


      During February 2005, the Company entered into a convertible note payable for $10,000,000. The note is convertible into shares of the Company's common stock at $0.30 per share.

       As additional consideration, the Company issued warrants to purchase 3,750,000 shares of the Company's common stock at a purchase price of $0.30 per share. The Company accounted for the warrants and convertible note payable in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14). APB 14 requires a portion of the proceeds from the issuance of debt securities with detachable stock warrants to be allocated to the warrants and treated as paid-in capital. Any resulting discount or premium on the notes payable should be recorded and amortized over the life of the notes. The Company used the Black-Scholes model to determine the value of the warrants. Under the Black-Scholes model, the value of the warrants are determined by taking the difference between acquiring the stock outright and the present value of paying the exercise price on the expiration day. As a result, the Company valued the warrants at $1,113,930 and recorded a beneficial value of $2,333,333. This amount was recorded as paid-in capital and the resulting discount on the notes payable was recorded and is being amortized using the interest method over the life of the notes. The Company also incurred direct offering costs of $444,000. During March 2005, notes payable of $75,000 was converted into 250,000 shares of common stock. In June 2005, notes payable of $9,000 was converted into 30,000 shares of common stock. The note is secured by all of the tangible and intangible assets of the Company. The note is due in February 2007.


                    Convertible note payable - face         $        9,916,000
                    Discount on convertible note payable            (3,163,403)
                                                            ------------------

                                                            $         6,752,597
                                                            ==================

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)


NOTE 4 RELATED PARTY TRANSACTIONS

       See Notes 2 and 9.

NOTE 5 STOCKHOLDERS' EQUITY

       (A) Common Stock Issued For Services and Note Payable Conversions

       During April 2005, the Company issued 12,571 shares of common stock with a fair value of $4,400 to a law firm for services.

       During May 2005, the Company issued 10 million shares of common stock to related parties for redemption of loans of $669,233 (See Note 2).

       During May 2005, the Company issued 300,000 shares of common stock with a fair value of $75,000 for public relations services.

       During May 2005, the Company issued 100,000 shares of common stock with a fair value of $15,000 for services.

       During June 2005, convertible note payable holders converted $9,000 of principal into 30,000 shares of common stock.

NOTE 6 COMMITMENTS AND CONTINGENCIES

       (A) Litigation

       The Company's Glencairn Gold Mine subsidiary is involved in several lawsuits related to the prior operations and management of the Company. The prior management of the Company has provided a loan in the amount of $280,920 to offset any amounts due as a result of these lawsuits. As of June 30, 2005, several of these lawsuits have resulted in judgments against the Company and the Company is negotiating with several vendors to establish monthly payment plans. These claims and legal proceedings relate to contractual rights and obligations and employment matters. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

NOTE 7 SALES CONCENTRATIONS

       During the three months ended June 30, 2005, 100% of the Company's revenues were derived from two mines located in South Africa. In addition, 100% of the Company's assets are located in South Africa.

NOTE 8 GOING CONCERN

       As reflected in the accompanying condensed consolidated financial statements, the Company has a working capital deficiency of $2,976,719, an accumulated deficit of $11,945,480 and a negative cash flow from operations of $751,699. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate increased revenues and begin raising capital to begin production at its other claims. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

       The Company continues to increase its production at the Primrose Mine. Management also believes that the actions presently being taken to raise capital, implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

NOTE 9 SUBSEQUENT EVENTS

       (A) Acquisitions

       During May 2005, the Company issued 15 million shares of common stock (an additional 2 million was issued July and August 2005 in lieu of a cash payment of $500,000) with a fair value of $3,750,000 for the acquisition of Zaaiplaats Pty, Ltd., 9 million shares of common stock with a fair value of $2,250,000 for the acquisition of Uvongo Pty, Ltd., 16.5 million shares of common stock with a fair value of $4,125,000 for the acquisition of Fulloutput Pty, Ltd., 2.1 million shares of common stock with a fair value of $525,000 for the acquisition of Kwela Pty, Ltd. and 40 million shares of common stock with a fair value of $10,000,000 for the acquisition of Majormatic 169 Pty, Ltd. The Company will allocate the purchase price of the assets acquired to mining rights. During July 2005, the Company issued 22,500,000 shares of common stock with a fair value of $7,312,500 for the Diamont Platinum Mine. The purchase price will be allocated to mining rights.

       None of these mines are in operation or have mining permits. As of September 18, 2005, none of the acquisitions have closed. All the common shares are held in escrow until mining permits are secured, at which time the acquisition will close.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

       (B) Convertible Notes Payable

       During July 2005, the Company received $755,000 in convertible bonds that are convertible at $.30 per share and investors received warrants to purchase 1,258,333 of the Company's common stock at an exercise price of $.30 per share. $350,000 of the convertible bonds was received from a stockholder.

       During July and August 2005, convertible notes payable totaling $463,737 and accrued interest of $1,263 were converted into 1,550,000 shares of common stock.

       During July 2005, the Company issued 3 million shares of common stock to related parties for redemption of loans and interest totaling $728,233. The Company recorded a loss on the exchange of $246,767.

       (C) Consulting Agreement

       In July 2005, the Company entered into an agreement with a company to provide advisory services in connection with a sale of equity to a "Black Economic Empowerment" partner. The agreement calls for an initial payment of $9,000 and a commission equal to 3% of the gross equity proceeds valued between $10 and $30 million and 2% in excess of $30,000,000.

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

      This filing contains forward-looking statements. The words "anticipated," "believe," "expect," "plan," "intend," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions; industry capacity; industry trends; competition; changes in business strategy or development plans; project performance; availability, terms, and deployment of capital; and availability of qualified personnel. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. These forward-looking statements speak only as of the date of this Quarterly Report. Subject at all times to relevant federal and state securities law disclosure requirements, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

      Overview

      We are a junior gold mining company (mining companies with market capitalizations of less than $60 million) with a roll-up strategy to acquire near revenue stream or revenue stream low production cost mining companies. Our focus is on acquiring low cost operations with turnaround opportunities to further enhance profitability. We are building up a strong team of management and operations personnel experienced in mining to take advantage of these opportunities, especially in South Africa, due to the new legislation which was implemented in May 2004. This legislation enforces a "use it or lose it" strategy, whereby all mining claims must be prospected within a certain time frame, otherwise, such prospects revert to the state.

      We recently commenced operations on the third shaft of the Primrose mine "Moss Rose" and began mining ore from this shaft in March 2005. The Moss Rose shaft has added approximately 1,000 tons of ore to the plant at an average indicated grade of approximately .16 ounces per ton. In addition, the Stanhope shaft is fully commissioned and is currently producing approximately 800 tons. The Waverly Shaft, however, continues to account for the bulk of our production. Production has proven difficult for the Waverly shaft this quarter with panels proving difficult to exploit as well as difficult to remove in large high grade sections. Grades also dropped off substantially causing lower gold output this past quarter. We believe the solution is to increase our sampling team to find better pay areas as well as increasing our "opening-up team " to allow us to mine more faces at one time. We are also increasing mining labor to take advantage of this strategy and anticipate positive results towards the middle of the last quarter. We anticipate that the Waverly shaft will be up to approximately 4,500 tons per month in the fourth quarter of 2005.

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

      In July 2005, we raised $755,000 through the issuance of convertible promissory notes to certain investors at a conversion price equal to $.30 per share.

      We received an offer to acquire our business from a United Kingdom Irish listed company for $0.60 per share and our board of directors is currently evaluating the offer to ensure that such offer will maximize shareholder value. The parties intend to finalize their respective due diligence review by the end of September.

      Business Outlook
      Results and Plan of Operations

      For the quarter ended June 30, 2005, we had revenues of $501,829 compared to the quarter ended June 30,2004 of $377,286, with direct mining costs and expenses of $690,101 compared to the previous period of $281,783 for a gross loss of $(188,272) compared with the previous period of a gross income of $95,503. For the quarter ended June 30, 2005, we had total operating expenses of $900,083 compared to $963,313 for the quarter ended June 30, 2004 resulting in a loss from operations of ($1,088,355) compared to ($867,810) for the quarter ended June 30, 2004. Operating expenses for the quarter ended June 30, 2005 consist of stock compensation expenses of $240,864 compared to $357,390 for the quarter ended June 30, 2004 and general and administrative expenses of $659,219 compared to $605,923 for the quarter ended June 30,2004. For the quarter ended June 30, 2005, finance costs were $794,904 compared to $11,092 for the quarter ending June 2004. For the quarter ended June 30, 2005, we had other income including interest income of $6,276 compared to $7,849 for the previous period. In addition, for the quarter ended June 30, 2005, we had a loss on settlement of notes and loan payable - related parties of $(830,767). As a result of the above, we had a net loss for the quarter ended June 30, 2005 of $(2,707,575) compared to a net loss for the quarter ended June 30, 2004 of ($871,006). We had a foreign currency translation gain of $72,332 compared to a gain for the previous period of $30,885. As a result of the above, we had a comprehensive loss of $(2,635,243) for the quarter ended June 30, 2005 compared to a comprehensive loss for the quarter ended June 30, 2004 of ($840,121).

      Losses from operations this past quarter was due mainly to lower grades and inconsistencies of the reef we are currently mining. We intend to improve upon our operations by increasing our surveying of the reef to maintain a consistent flow of high grade material to the plant. Additionally, the price of gold is still relatively low as measured in Rand as the U.S. dollar has depreciated significantly as compared to the Rand. As a result, our net returns are still lower than expected. Other factors contributing to our operating losses are the following: (i) the relatively expensive mining methods utilized to reclaim higher grade panels of low tonnage, which in turn, has increased our explosives bill; and (ii) haulage costs from relatively inaccessible small stopes relative to the vertical shaft. To compensate for such shortfalls, we are considering constructing other shafts closer to the stopes- adjoining larger mine panels with more consistent grades.


      For the first quarter ended June 30, 2005, the turnover was markedly higher than the equivalent quarter of 2004. The average gold price as measured in Rand terms was 12% higher than the June 2004 quarter and production was 6,204 kg higher or approximately 20%, due in large part to improved forward planning and opening up teams finding higher grades and more working stopes. We believe conditions will improve with even better planning and additional teams implemented in the opening of new stopes faces which will provide the production team with more efficient working areas. We recently appointed a manager to enable us to effectuate our plan of action. We intend to improve our underground facilities with proceeds from our financings. Costs were markedly increased especially on labor due to the following: (i) increasing the teams for opening up; (ii) increasing the mining teams to increase production; (iii) an increase in expenses to improve the underground facilities, tracks, locomotives, coco pans and general haulage systems; and (iv) improvements on the plant. Financing cost were also markedly higher. We believe the current upward trend of the gold price will continue into the third and fourth quarters which we believe will increase our revenues in the third and fourth quarters. The average prices of gold for July and August were approximately 3.5 % higher than the average prices in the first quarter in Rand terms.


      We are currently awaiting the new mining license for each of the following mines: the Chrome Mines, Marikana and Spruitfontein. Upon receipt of this license, open cast mining will commence. We believe that, although our auditor expressed substantial doubt about our ability to continue as a going concern, due to our management advancing loans to the company to cover operational expenses, the approximately $13.0 million in debt owed to Laurus Master Fund, Ltd., and our increased level of production at Primrose Gold Mine, we will be able to satisfy our cash requirements for at least the next 12 months. We are also awaiting Mining Exploration rights for the properties Zaaiplaats Pty Ltd, Fulloutput Pty Ltd, Majormatic 169 Pty Ltd, K and R Pty Ltd, Kwela Pty Ltd and Uvongo Pty Ltd before we can close on all these acquisitions and start exploration programs. We have been issued two exploration licenses on the farms Rietfontein 566,Drukfontein61IR and Roodepoort 598ir and await the other three for Uvongo shortly.


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

      o Capital expenditures during the quarter ended June 30, 2005 were approximately $125,000 (excluding costs of acquisitions). We expect to spend $500,000 in capital expenditures during the next quarter. These capital improvements on the plant, shafts and underground facilities will allow us to maximize our production to approximately 16,000 tons.

      o Due to the strengthening of the gold market, and consistent with our exploration growth strategy, we expect fiscal year 2006 exploration, research and development expenditures will total approximately $500,000.

      Liquidity and Capital Resources

      Our current liabilities exceed our current assets and may continue to do so in the future. Management believes that our organic business expansion will not require significant capital resources or outlays by us. We expect to pay down accounts payable and notes payable from current and future Primrose Gold Mine cash flows. We have begun processing the gold bearing ore from the new Stanhope and the Moss Rose shafts at the Primrose facility, which management believes will increase the revenues at Primrose Gold Mine in fiscal year 2006. During the quarter ended June 30, 2005, stockholders loaned the Company a net additional $717,792. These loans are payable on demand, bear interest at 4% and are unsecured. We will continue to use any cash flow generated by the Primrose mine as well as the funds raised from our debt financing to reduce these liabilities during the 2006 fiscal year.

      In June 2005, Laurus Master Fund, Ltd. converted $9,000 of its $3,000,000 aggregate principal amount September 24 note into 30,000 shares of our common stock.

      In July 2005, we issued an aggregate of $755,000 convertible promissory notes to five investors and issued 1,258,333 warrants to purchase our common stock at $.30 per share.

         During July and August 2005, convertible notes payable totaling $463,737 and accrued interest of $1,263 were converted into 1,550,000 shares of common stock.

      During July 2005, the Company issued three million shares of common stock to related parties for redemption of loans and interest totaling $728,233.

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

      Reclamation and Mine Closure Costs

      The Company is subject to foreign environmental laws and regulations. The Company has put in place ongoing pollution control and monitoring programs at its mine sites. Estimated future reclamation and mine closure costs are based principally on legal and regulatory requirements. Through June 30, 2005, such costs were accrued and charged over the expected operating lives of the Company's mines on an estimated useful life method. Ongoing reclamation activities are expensed in the period incurred.

       Intangible Assets

      Pursuant to SFAS No. 141 and SFAS No. 142, mineral interests associated with other than owned properties are classified as intangible assets. As of June 30, 2005, the Company had capitalized $4,603,276 related to the mineral rights. The mineral rights are being amortized using the units-of-production method.


      Loss Per Share

      Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of June 30, 2005, the effect of 7,500,000 warrants are not included in the calculation of diluted earnings per share as the effect was anti-dilutive. As of June 30, 2004, there were no common share equivalents outstanding.

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

      The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2005.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2005, management has identified the following material weaknesses:

       1. As of June 30, 2005, the Company did not have an effective control environment based on criteria established in "Internal Control - Integrated Framework" issued by COSO. The Company failed to design appropriate company wide policies and procedures over the accounting, revenue, procurement, human resources, treasury and risk management functions and did not uniformly and consistently communicate the importance of internal controls throughout the organization. In addition, the Company's policies and procedures with respect to review and supervision of its accounting operations at the divisional level were not operating effectively. This control deficiency, together with the control deficiencies described in Item 2 below, indicate that the Company did not maintain an effective control environment. This control deficiency could result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

       2. As of June 30, 2005, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements. In addition, the Company also failed to implement processes to ensure periodic monitoring of its existing internal control activities over financial reporting. Specifically, the Company had a shortage of finance and accounting staff with sufficient depth and skill in the application of U.S. generally accepted accounting principles and individuals in the finance function who did not have the appropriate skills, training and experience to meet the objective that should be expected of these roles.

      Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2005, based on the criteria in Internal Control - Integrated Framework.

      The board of directors has appointed an accounting firm, Horwath Leveton Boner in South Africa to implement a coordinated accounting strategy, ensuring continuity ,accuracy and controls, and to report to an SEC compliant accountant in the United States who will do the consolidation of the accountants for the auditing firm to audit. The board will appoint the accountant in the United States shortly and will also appoint a full time accountant locally in South Africa with mining accounting experience to implement controls and procedures for all the operations as laid down by Horwath Leveton Boner.

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

Changes in Internal Control over Financial Reporting
----------------------------------------------------

     There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2005, other than as described above, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item  1. Legal Proceedings

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

      One of our subsidiaries, Glencairn Gold Mine, is involved in several lawsuits related to our prior operations and management. The prior management has provided a loan in the amount of $280,920 to offset any amounts due as a result of these lawsuits. At June 30, 2005, several of these lawsuits have resulted in judgments against us and we are negotiating with several vendors to establish monthly payment plans. These claims and legal proceedings relate to contractual rights and obligations and employment matters. We believe that these allegations have no merit and intend to vigorously defend these suits.

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

Item  2. Changes in Securities and Small Business Issuer Purchases of Equity

         The following is a list of our securities that have been sold or issued by us during the past quarter. Certain of the securities were sold without registration under the Securities Act of 1933, in reliance on Regulation D of the Securities Act of 1933.

During the quarter ended June 30, 2005, we issued in the aggregate 10,442,571 shares of our common stock as follows:

During April 2005, the Company issued 12,571 shares of common stock to a law firm for services.

During May 2005, the Company issued 10 million shares of common stock to related parties for redemption of loans.

During May 2005, the Company issued 300,000 shares of common stock for public relations services.

During May 2005, the Company issued 100,000 shares of common stock for services.

During June 2005, convertible note payable holders converted $9,000 of principal into 30,000 shares of common stock.

Item  3. Default upon Senior Securities

Not applicable.

Item  4. Submission of Matters to a Vote of Security Holders

NONE.

Items 5.  Other Information.

None.

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

(b) Reports on Form 8-K

During the quarter covered by this report, we filed the following:

A report on Form 8-K dated June 21, 2005 regarding entry into several stock purchase agreements by the Company.

A report on Form 8-K/A dated April 26, 2005 regarding an amendment to the Laurus Master Fund, Ltd. September 2004 financing.


                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Centurion Gold Holdings, Inc
                                          (Registrant)

Date:  September 21, 2005                   /s/ Andrew Dale Paul
                                          ----------------------------------
                                          Name: Andrew Dale Paul
                                          Title: Principal Executive Officer