Form 10QSB
period 2005-09-30
CENTURION GOLD HOLDINGS INC
filed 2005-11-21
CIK 1164538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       or

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

                Registrant's telephone number: + 27 (11) 873-5315

                              ---------------------

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of November 16, 2005 was 130,066,321.

Centurion Gold Holdings, Inc. Index to Form 10-QSB

Part I Financial Information.
       ----------------------

Item 1. Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

Part II Other Information.
        ------------------

Item 1. Legal Proceedings

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Part I. Financial Information
        ---------------------

Item 1. Financial Statements

PAGE 1            CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2005
                  (UNAUDITED)

PAGE 2 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

PAGE 3 - 4        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX
                  MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

PAGES 5 - 11      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2005
                            ------------------------
                                   (UNAUDITED)

                                     ASSETS
                                     ------
CURRENT ASSETS
 Cash                                                                $    181,801
 Accounts receivable                                                       91,831
 Inventories, net                                                          11,969
 Prepaid expenses                                                          19,444
                                                                     ------------
     Total Current Assets                                                 305,045
                                                                     ------------

MINING PROPERTY AND EQUIPMENT, NET                                      9,382,760
                                                                     ------------

OTHER ASSETS
 Restricted cash                                                       11,671,263
 Deposits on pending acquisitions                                          87,296
 Other receivables                                                         71,832
                                                                     ------------

     Total Other Assets                                                11,830,391
                                                                     ------------

TOTAL ASSETS                                                         $ 21,518,196
                                                                     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
 Accounts payable                                                    $    497,628
 Accrued interest                                                         622,129
 Other accrued expenses                                                 1,297,305
 Convertible notes payable - net                                          606,076
 Notes and loans payable - related parties                                129,200
                                                                     ------------

     Total Current Liabilities                                          3,152,338
                                                                     ------------

LONG-TERM LIABILITIES
 Convertible notes payable - net                                        8,948,235
                                                                     ------------

TOTAL LIABILITIES                                                      12,100,573
                                                                     ------------
STOCKHOLDERS' EQUITY
 Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
  none issued and outstanding                                                   -
 Common stock, $0.0001 par value, 100,000,000 shares authorized,
  70,066,321 shares issued and outstanding                                  7,007
 Additional paid-in capital                                            23,625,971
 Deferred consulting expense                                             (281,005)
 Accumulated deficit                                                  (13,893,565)
 Accumulated other comprehensive loss                                     (40,785)
                                                                     ------------
     Total Stockholders' Equity                                         9,417,623
                                                                     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 21,518,196
------------------------------------------                           ============

     See accompanying notes to condensed consolidated financial statements.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                  For the Three   For the Three   For the Six     For the Six
                                                  Months Ended    Months Ended    Months Ended    Months Ended
                                                  September 30,   September 30,   September 30,   September 30,
                                                      2005            2004            2005            2004
                                                  -------------   -------------   -------------   -------------

REVENUES                                          $    502,380    $    763,637    $  1,004,209    $  1,140,923

MINE COSTS AND EXPENSES                                649,644         587,226       1,339,745         869,009
                                                  ------------    ------------    ------------    ------------


GROSS PROFIT (LOSS)                                   (147,264)        176,411        (335,536)        271,914

OPERATING EXPENSES
 Stock compensation                                    240,864              --         481,728         357,390
 General and administrative expense                    385,087         438,180       1,044,306       1,044,103
                                                  ------------    ------------    ------------    ------------
      Total Operating Expenses                         625,951         438,180       1,526,034       1,401,493
                                                  ------------    ------------    ------------    ------------


LOSS FROM OPERATIONS                                  (773,215)       (261,769)     (1,861,570)     (1,129,579)

OTHER INCOME (EXPENSE)
 Gain on settlement of accounts payable                     --         503,007              --         503,007
 Interest income                                           578             190             753             236
 Other income                                            4,615          17,398          10,891          25,248
 Interest expense                                   (1,025,721)        (93,052)     (1,820,625)       (104,144)
 Loss on settlement of notes payable - related
  parties                                             (154,342)             --        (985,109)             --
                                                  ------------    ------------    ------------    ------------
      Total Other Income (Expense)                  (1,174,870)        427,543      (2,794,090)        424,347
                                                  ------------    ------------    ------------    ------------


(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES     (1,948,085)        165,774      (4,655,660)       (705,232)

PROVISION FOR INCOME TAXES                                  --              --              --              --
                                                  ------------    ------------    ------------    ------------


NET INCOME (LOSS)                                   (1,948,085)        165,774      (4,655,660)       (705,232)

OTHER COMPREHENSIVE INCOME (LOSS)
 Foreign currency translation gain (loss)              (92,836)         77,233         (20,504)        108,118
                                                  ------------    ------------    ------------    ------------
COMPREHENSIVE INCOME (LOSS)                       $ (2,040,921)   $    243,007    $ (4,676,164)   $   (597,114)
                                                  ============    ============    ============    ============


NET INCOME (LOSS) PER SHARE:
  BASIC                                           $       (.03)   $         --    $       (.07)   $       (.01)
                                                  ============    ============    ============    ============
  DILUTED                                         $       (.03)   $         --    $       (.07)   $       (.01)
                                                  ============    ============    ============    ============


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  BASIC                                             68,719,038      49,571,033      64,385,717      49,320,143
                                                  ============    ============    ============    ============
  DILUTED                                           68,719,038      49,867,476      64,385,717      49,320,143
                                                  ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                                               For the Six    For the Six
                                                                               Months Ended   Months Ended
                                                                               September 30,  September 30,
                                                                                   2005           2004
                                                                               -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                      $(4,655,660)   $  (705,232)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Gain on forgiveness of accrued expense                                               --        503,007
   Depreciation                                                                    140,525         91,423
   Stock issued for services                                                        94,400        357,390
   Amortization of note payable discount                                         1,345,442         88,154
   Deferred consulting expense                                                     481,728             --
   Loss on settlement of notes payable - related parties                           985,109             --
 Changes in operating assets and liabilities:
   Accounts receivable                                                             (62,126)         2,128
   Prepaid and other assets                                                        (19,444)         1,796
   Inventories                                                                       3,130        (60,327)
   Other receivables                                                                66,816        (99,975)
   Deposits                                                                             --            554
   Accounts payable                                                                (76,462)      (411,358)
   Accrued interest                                                                485,480             --
   Other accrued expenses                                                         (215,589)            --
                                                                               -----------    -----------
         Net Cash Used In Operating Activities                                  (1,426,651)      (232,440)
                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease (increase) in restricted cash                                             74,237     (2,745,500)
 Deposits on pending acquisitions                                                  (87,296)            --
 Purchase of property and equipment                                                (38,976)      (117,807)
                                                                               -----------    -----------
         Net Cash Used In Investing Activities                                     (52,035)    (2,863,307)
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from convertible notes payable                                           755,000      2,015,098
 Repayment of convertible notes payable                                            (37,212)            --
 Proceeds from notes and loans payable - related party                             921,498            101
 Proceeds from sale of common stock and warrants                                        --        979,333
 Cash overdraft                                                                         --            946
                                                                               -----------    -----------
         Net Cash Provided By Financing Activities                               1,639,286      2,995,478
                                                                               -----------    -----------

EFFECT OF EXCHANGE RATE ON CASH                                                    (20,504)       108,118
                                                                               -----------    -----------

NET INCREASE IN CASH                                                               140,096          7,849

CASH - BEGINNING OF PERIOD                                                          41,705         27,303
                                                                               -----------    -----------


CASH - END OF PERIOD                                                           $   181,801    $    35,152
                                                                               ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                      For the Six Months     For the Six Months
                                                        Ended September        Ended September
                                                           30, 2005               30, 2004
                                                      ------------------     ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for interest                      $20,963                 $   --
                                                            =======                 ======

Cash paid during the year income taxes                      $    --                 $   --
                                                            =======                 ======


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
---------------------------------------------------------------------

During July and August 2005, convertible notes payable totaling $463,737 and accrued interest of $1,263 was converted into 1,550,000 shares of common stock.

During July 2005, the Company issued 3 million shares of common stock to related parties for redemption of loans and interest totaling $820,658.

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

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                            ------------------------
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------

      (A) BASIS OF PRESENTATION
      -------------------------

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

      (B) PRINCIPLES OF CONSOLIDATION
      -------------------------------

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

      (D) STOCK-BASED COMPENSATION
      ----------------------------

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

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                            ------------------------
                                   (UNAUDITED)

      (E) (LOSS) INCOME PER SHARE
      ---------------------------

      Basic and diluted net (loss) income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." The effect of 8,758,333 warrants is not included in the calculation of diluted earnings per share as the effect was anti-dilutive for the three and six months ended September 31, 2005. The effect of 1,000,000 warrants is not included in the calculation of diluted earnings per share as the effect was anti-dilutive for the six months ended September 31, 2004.

      (F) RECLASSIFICATIONS
      ---------------------

      Certain reclassifications were made to the September 30, 2004 financial statements to conform to the current presentation.

NOTE 2 NOTES AND LOANS PAYABLE - RELATED PARTIES
------------------------------------------------

      During the six months ended September 30, 2005, stockholders loaned the Company a net amount of $921,498. The loans are unsecured, bear interest at 4% and are due on demand. As of September 30, 2005, principal and accrued interest was $129,200 and $4,615, respectively.

      During July 2005, the Company issued 3 million shares of common stock to related parties for redemption of loans and accrued interest totaling $820,658. The Company recorded a loss on the exchange of $154,342.

      During May 2005, the Company issued 10 million shares of common stock to related parties for redemption of loans of $669,233. The Company recorded a loss on the exchange of $830,767.

NOTE 3 CONVERTIBLE NOTES PAYABLE
--------------------------------

      (A) CURRENT
      -----------

      During July 2005, the Company issued convertible notes payable totaling $755,000. The notes are convertible into shares of the Company's common stock at $0.30 per share.

      As additional consideration, the Company issued warrants to purchase 1,258,333 shares of the Company's common stock at a purchase price of $0.30 per share. The Company accounted for the warrants and convertible note payable in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14). APB 14 requires a portion of the proceeds from the issuance of debt securities with detachable stock warrants to be allocated to the warrants and treated as paid-in capital. Any resulting discount or premium on the notes payable should be recorded and amortized over the life of the notes. The Company used the Black-Scholes model to determine the value of the warrants. Under the Black-Scholes model, the value of the warrants are determined by taking the difference between acquiring the stock outright and the present value of paying the exercise price on the expiration day. As a result, the Company valued the warrants at $119,563 and recorded a beneficial value of $157,313. This amount was recorded as paid-in capital and the resulting discount on the notes payable was recorded and is being amortized using the interest method over the life of the notes. The notes are secured by all of the tangible and intangible assets of the Company. The notes are due in July 2006. $350,000 of the convertible notes was issued to a stockholder.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                            ------------------------
                                   (UNAUDITED)


               Convertible  notes payable - face         $ 755,000
               Discount on convertible  note  payable     (148,924)
                                                         ---------

                                                         $ 606,076
                                                         =========

      (B) LONG-TERM
      -------------

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

      As additional consideration, the Company issued warrants to purchase 1,000,000 shares of the Company's common stock at a purchase price of $0.90 per share. The Company accounted for the warrants and convertible note payable in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14). APB 14 requires a portion of the proceeds from the issuance of debt securities with detachable stock warrants to be allocated to the warrants and treated as paid-in capital. Any resulting discount or premium on the notes payable should be recorded and amortized over the life of the notes. The Company used the Black-Scholes model to determine the value of the warrants. Under the Black-Scholes model, the value of the warrants are determined by taking the difference between acquiring the stock outright and the present value of paying the exercise price on the expiration day. As a result, the Company valued the warrants at $555,402. This amount was recorded as paid-in capital and the resulting discount on the notes payable was recorded and is being amortized using the interest method over the life of the notes. The Company also incurred direct offering costs of $254,500 and issued 250,000 shares of common stock. The shares of common stock were recorded at a fair value of $175,000. These amounts were recorded as a discount on notes payable and are being amortized using the interest method over the life of the notes. In July and August 2005, notes payable of $328,737 and accrued interest of $1,263 was converted into 1,100,000 shares of common stock. The note is secured by all of the intangible assets of the Company. The note is due in September 2007.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                            ------------------------
                                   (UNAUDITED)


               Convertible note payable - face        $ 2,671,263
               Discount on convertible note payable      (839,209)
                                                      -----------

                                                      $ 1,832,054
                                                      ===========

      During February 2005, the Company entered into a convertible note payable for $10,000,000. The note is convertible into shares of the Company's common stock at $0.30 per share.

      As additional consideration, the Company issued warrants to purchase 3,750,000 shares of the Company's common stock at a purchase price of $0.30 per share. The Company accounted for the warrants and convertible note payable in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14). APB 14 requires a portion of the proceeds from the issuance of debt securities with detachable stock warrants to be allocated to the warrants and treated as paid-in capital. Any resulting discount or premium on the notes payable should be recorded and amortized over the life of the notes. The Company used the Black-Scholes model to determine the value of the warrants. Under the Black-Scholes model, the value of the warrants are determined by taking the difference between acquiring the stock outright and the present value of paying the exercise price on the expiration day. As a result, the Company valued the warrants at $1,113,930 and recorded a beneficial value of $2,333,333. This amount was recorded as paid-in capital and the resulting discount on the notes payable was recorded and is being amortized using the interest method over the life of the notes. The Company also incurred direct offering costs of $444,000. During March 2005, notes payable of $75,000 was converted into 250,000 shares of common stock. During the six months ended September 30, 2005, notes payable of $144,000 was converted into 480,000 shares of common stock. The note is secured by all of the tangible and intangible assets of the Company. The note is due in February 2007.

               Convertible note payable - face        $ 9,743,788
               Discount on convertible note payable    (2,627,607)
                                                      -----------

                                                      $ 7,116,181
                                                      ===========

NOTE 4 RELATED PARTY TRANSACTIONS
---------------------------------

       See Notes 2, 3 and 9.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                            ------------------------
                                   (UNAUDITED)

NOTE 5 STOCKHOLDERS' EQUITY
---------------------------

      (A) COMMON STOCK ISSUED FOR SERVICES AND NOTE PAYABLE CONVERSIONS

      During July and August 2005, convertible notes payable totaling $463,737 and accrued interest of $1,263 was converted into 1,550,000 shares of common stock.

      During July 2005, the Company issued 3 million shares of common stock to related parties for redemption of loans and accrued interest totaling $820,658 (See Note 2).

      During June 2005, convertible notes payable of $9,000 was converted into 30,000 shares of common stock.

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

NOTE 6 COMMITMENTS AND CONTINGENCIES
------------------------------------

      (A) LITIGATION
      --------------

      The Company's Glencairn Gold Mine subsidiary is involved in several lawsuits related to the prior operations and management of the Company. The prior management of the Company has provided a loan in the amount of $280,920 to offset any amounts due as a result of these lawsuits. As of September 30, 2005, several of these lawsuits have resulted in judgments against the Company and the Company is negotiating with several vendors to establish monthly payment plans. These claims and legal proceedings relate to contractual rights and obligations and employment matters. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations (See Note 9 (C)).

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                            ------------------------
                                   (UNAUDITED)

NOTE 7 SALES CONCENTRATIONS
---------------------------

      During the six months ended September 30, 2005, 100% of the Company's revenues were derived from two mines located in South Africa. In addition, 100% of the Company's assets are located in South Africa.

NOTE 8 GOING CONCERN
--------------------

      As reflected in the accompanying condensed consolidated financial statements, the Company has a working capital deficiency of $2,847,293, an accumulated deficit of $13,893,565 and a negative cash flow from operations of $1,426,651. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate increased revenues and begin raising capital to begin production at its other claims. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

      The Company continues to increase its production at the Primrose Mine. Management also believes that the actions presently being taken to raise capital, implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

NOTE 9 SUBSEQUENT EVENTS
------------------------

      (A) ACQUISITIONS
      ----------------

      On October 17, 2005 (amended November 15, 2005), the Company entered into an agreement to purchase an undivided 75% interest in certain oil and gas leases for $25 million. The Company paid $125,000 for the right to enter into the transaction and will pay an additional $24,875,000 ($7 million in common stock due by February 1, 2006 and $17,875,000 in cash, payable in installments of $800,000 due by November 21, 2005 and the balance of $17,075,000 by January 5, 2006) to purchase the assets. After the above payments have been made, the Company will pay an additional $28 million due by February 14, 2006 in the form of capital contributions towards the establishment of a joint operating venture. As additional consideration, the Company paid $2 million dollars and issued 60 million shares of common stock to buy out an option owned by the company referred to in the following paragraph.

      As consideration for introducing the parties to the agreement referred to above, the Company entered into an agreement to joint venture a 60% interest in the exploitation of the rights under the oil and gas lease purchase agreement. The agreement also provides for the grant of a one-year option to purchase up to 20,000,000 shares of the Company's common stock at $.50 per share.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                            ------------------------
                                   (UNAUDITED)

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

      None of these mines are in operation or have mining permits. As of November 15, 2005, none of the acquisitions have closed. All the common shares are held in escrow until mining permits are secured, at which time the acquisition will close.

      (B) NOTES AND LOANS PAYABLE - RELATED PARTIES
      ---------------------------------------------

      On October 28, 2005, the Company entered into an agreement with a stockholder to assist in the financing of a portion of the required payments under the gas and oil lease purchase agreement referred to above. The loans bear interest at 12% per annum and are secured by the Company's 60% interest in the rights referred to above. The loans are due on the earlier of the sale of the rights, upon the Company raising additional equity, an event of default (as defined) or October 28, 2007. A total of $2,475,000 was advanced under the agreement.

      (C) LITIGATION SETTLEMENT
      -------------------------

      On November 3, 2005, the Company settled a lawsuit against a former owner of the Glencairn Gold Mine subsidiary for a total of $530,000. In addition, the loan received of $280,920 was forgiven and the original 1,500,000 common shares issued to purchase the subsidiary were returned to the Company.

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

      We recently commenced operations on the third shaft of the Primrose mine "Moss Rose" and began mining ore from this shaft in March 2005. The Moss Rose shaft has added approximately 1,000 tons of ore to the plant at an average indicated grade of approximately .16 ounces per ton. In addition, the Stanhope shaft is fully commissioned and is currently producing approximately 800 tons. The Waverly Shaft still continues to account for the bulk of our production. Our strategy of increasing the surveying team is starting to pay off and the appointment of Geologist Nathan Williams has improved grades. We believe that this not only will improve the net pay of gold but, more importantly, improve the consistency of grades coming out of Waverly. We anticipate that the Waverly shaft will be up to approximately 4,500 tons per month in the fourth quarter of 2005.

      On November 1, 2005, the Board decided to sell the Omaruru operation, which is not in the same area as our Primrose operation. Although we have started to market the Omaruru operation to potential buyers, we have not entered into any definitive agreements with any parties for the sale of this operation. Our mining application for this operation is complete and we expect to have this application approved in the next quarter. We believe this will make the sale both attractive and commercially acceptable to buyers, although there is no assurance that a sale will ever be consummated.

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

      We have received two out of the five exploration licenses submitted for the South Rand Gold Basin project and we expect to receive the others within the next six months. This will then allow us to start our exploration project. We also have received the mining exploration license for the Zaaiplaats project and we will start finalizing final exploration criteria with the goal of beginning commercialization of this project by January 2006.

      We received an offer to acquire our business from Minmet Plc. a company incorporated in the Republic of Ireland, for $0.60 per share. Minmet did not agree with our valuation and we have been released from the irrevocable agreement we had with them. However we are still in discussion with Minmet, and its affiliate Lapplats, to sell one or more of our assets to them and to do a reverse merger of these assets onto an AIM-listed company in London where we believe value as well as capital will be available to develop these resource assets.

      Business Outlook

      Results and Plan of Operations

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2005 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2004

      For the quarter ended September 30, 2005, we had revenues of $502,380 compared to the quarter ended September 30, 2004 of $763,637, with direct mining costs and expenses of $649,644 compared to the previous period of $587,226 for a gross loss of $(147,264) compared with the previous period of a gross income of $176,411. For the quarter ended September 30, 2005, we had total operating expenses of $625,951 compared to $438,180 for the quarter ended September 30, 2004 resulting in a loss from operations of ($773,215) compared to ($261,769) for the quarter ended September 30, 2004. Operating expenses for the quarter ended September 30, 2005 consist of stock compensation expenses of $240,864 compared to $0 for the quarter ended September 30, 2004 and general and administrative expenses of $385,087 compared to $438,180 for the quarter ended September 30, 2004. For the quarter ended September 30, 2005, finance costs were ($1,025,721) compared to ($93,052) for the quarter ended September 30, 2004. For the quarter ended September 30, 2005, we had other income, including interest income, of $5,193 compared to $17,588 for the previous period.

      In addition, for the quarter ended September 30, 2005, we had a loss on settlement of notes and loan payable - related parties of $(154,342) compared to $0 for the previous quarter. As a result of the above, we had a net loss for the quarter ended September 30, 2005 of $(1,948,085) compared to net income for the quarter ended September 30, 2004 of $165,774. We had a foreign currency translation loss of $(92,836) compared to a gain for the previous period of $77,233. As a result of the above, we had a comprehensive loss of $(2,040,921) for the quarter ended September 30, 2005 compared to comprehensive income for the quarter ended September 30, 2004 of $243,007.

      Losses from operations in the last quarter were due mainly to lower grades and inconsistencies of the reef we are currently mining. We have improved upon our operations by increasing our surveying of the reef to maintain a consistent flow of high grade material to the plant. Additionally, in the last quarter the price of gold measured in Rand was still relatively low as the U.S. dollar had depreciated significantly as compared to the Rand. As a result, our net returns are still lower than expected. Other factors contributing to our operating losses are: (i) the relatively expensive mining methods utilized to reclaim higher grade panels of low tonnage, which in turn, has increased our explosives bill; and (ii) haulage costs from relatively inaccessible small stopes relative to the vertical shaft. To compensate for such shortfalls, we are considering constructing other shafts closer to the stopes - adjoining larger mine panels with more consistent grades. We are now starting to reap the benefits of the increased surveying team and grades are improving. In addition, the price of gold has improved in US Dollar terms and the Rand has depreciated to the dollar improving the net price to us by 12% from September. We expect that this will start to improve our bottom line in the next quarter.

      For the second quarter ended September 30, 2005, the turnover was markedly lower than the equivalent quarter of 2004. The average gold price as measured in Rand terms was 12% higher than the September 2004 quarter and production was lower than the equivalent quarter in 2004 mainly due to lower and inconsistent grades coming out of the Waverly shaft which we now believe we have improved upon by appointing senior Geologist Nathan Williams to head our surveying team. We believe conditions will improve with even better planning and additional teams implemented in the opening of new stopes faces which will provide the production team with more efficient working areas. We recently appointed a manager to enable us to effectuate our plan of action. We intend to improve our underground facilities with the net proceeds from our financings. Costs were markedly increased, especially labor costs, due to: (i) increasing the teams for opening up the stopes; (ii) increasing the mining teams to increase production;
(iii) an increase in expenses to improve the underground facilities, tracks, locomotives, coco pans and general haulage systems; and (iv) improvements on the plant. Financing costs were also markedly higher. We believe the current upward trend of gold prices will continue into the fourth quarter which we believe will increase our revenues in the fourth quarter. In Rand terms, the average price of gold for October 2005 was approximately 12% higher than the average prices in the quarter ended September 30, 2005.

COMPARISON OF THE SIX MONTHS ENDED SEPTEMBER 30, 2005 WITH THE SIX MONTHS ENDED SEPTEMBER 30, 2004

      For the six months ended September 30, 2005, we had revenues of $1,004,209 compared to the six months ended September 30,2004 of $1,140,923, with direct mining costs and expenses of $1,339,745 compared to the previous period of $869,009 for a gross loss of $(335,536) compared with the previous period of gross income of $271,914. For the six months ended September 30, 2005, we had total operating expenses of $1,526,034 compared to $1,401,493 for the six months ended September 30, 2004 resulting in a loss from operations of ($1,861,570) compared to ($1,129,579) for the six months ended September 30, 2004. Operating expenses for the six months ended September 30, 2005 consist of stock compensation expenses of $481,728 compared to $357,390 for the six months ended September 30, 2004 and general and administrative expenses of $1,044,306 compared to $1,044,103 for the six months ended September 30, 2004. For the six months ended September 30, 2005, finance costs were ($1,820,625) compared to ($104,144) for the six months ended September 30, 2004. For the six months ended September 30, 2005, we had other income, including interest income, of $11,644 compared to $25,484 for the previous period.

      In addition, for the six months ended September 30, 2005, we had a loss on settlement of notes and loan payable - related parties of $(985,109) compared to $0 for the previous quarter. We had a foreign currency translation loss of $(20,504) compared to a gain for the previous period of $108,118. As a result of the above, we had a comprehensive loss of $(4,676,164) for the six months ended September 30, 2005 compared to a comprehensive loss for the six months ended September 30, 2004 of ($597,114).

      We are currently awaiting the new mining license for each of the following mines: the Chrome Mines, Marikana and Spruitfontein. Upon receipt of this license, open cast mining will commence.

      We believe that, although our auditor expressed substantial doubt about our ability to continue as a going concern due to our management advancing loans to the company to cover operational expenses, the approximately $13.0 million in debt owed to Laurus Master Fund, Ltd., and our increased level of production at Primrose Gold Mine, we will be able to satisfy our cash requirements for at least the next 12 months.

      We have received our mining exploration rights for the Zaaiplaats (Pty) Ltd. Properties. We still await mining exploration licenses for Fulloutput Pty Ltd, Majormatic 169 Pty Ltd, K and R Pty Ltd, Kwela Pty Ltd and Uvongo Pty Ltd before we can close on all these acquisitions and start exploration programs. We have been issued two exploration licenses on the farms Rietfontein 566, Drukfontein61IR and Roodepoort 598ir and await the other three for Uvongo shortly.

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

      o Capital expenditures during the six months ended September 30, 2005 were approximately $125,000 (excluding costs of acquisitions). We expect to spend $500,000 in capital expenditures during the next quarter. These capital improvements on the plant, shafts and underground facilities will allow us to maximize our production to approximately 16,000 tons.

      o Due to the strengthening of the gold market, and consistent with our exploration growth strategy, we expect fiscal year 2006 exploration, research and development expenditures will total approximately $500,000.

      Liquidity and Capital Resources

      Our total current liabilities exceed our total current assets and may continue to do so in the future. Management believes that our organic business expansion will not require significant capital resources or outlays by us. We expect to pay down accounts payable and notes payable from current and future Primrose Gold Mine cash flows. We have begun processing the gold bearing ore from the new Stanhope and the Moss Rose shafts at the Primrose facility, which management believes will increase the revenues at Primrose Gold Mine in fiscal year 2006. During the six months ended September 30, 2005, stockholders loaned the Company a net additional $921,498. These loans are payable on demand, bear interest at 4% and are unsecured. We will continue to use any cash flow generated by the Primrose mine as well as the funds raised from our debt financing to reduce these liabilities during the 2006 fiscal year.

      In June 2005, convertible notes payable of $9,000 were converted into 30,000 shares of common stock.

      In July 2005, we issued an aggregate of $755,000 convertible promissory notes to five investors which notes are convertible into shares of the Company's common stock at a price of $.30 per share and we issued 1,258,333 warrants to purchase our common stock at $.30 per share.

      During July 2005, the Company issued three million shares of common stock to related parties for redemption of loans and interest totaling $820,658.

      During July and August 2005, convertible notes payable totaling $463,737 and accrued interest of $1,263 were converted into 1,550,000 shares of common stock.

      On October 17, 2005 (as amended November 15, 2005), the Company entered into an agreement to purchase a 75% interest in certain oil and gas leases for $25 million. The Company paid $125,000 for the right to enter into the transaction and will pay an additional $24,875,000 ($7 million of common stock due by February 1, 2006 and $17,875,000 in cash, payable in installments of $800,000 due by November 21, 2005 and the balance of $17,075,000 by January 5,
2006) to purchase the assets. After the payments have been made, the Company will pay an additional $28 million in the form of capital contributions towards the establishment of a joint operating venture. As additional consideration, the Company paid $2 million and issued 60 million shares of common stock to buy out an option owned by the company referred to in the following paragraph.

      As consideration for introducing the parties to the agreement referred to above, the Company entered into an agreement dated October 28, 2005 to joint venture a 60% interest in the exploitation of the rights under the oil and gas lease purchase agreement. The agreement also provided for the grant of a one-year option to purchase up to 20,000,000 shares of the Company's common stock at $.50 per share.

      On November 3, 2005, the Company settled a lawsuit we had initiated against John Cockcroft, the former owner of Glencairn Gold Mine, regarding a breach of certain representations and warranties made by him in connection with our purchase of Glencairn. The terms of the settlement provide that (i) the 1,500,000 common shares, valued at $3.00, which were paid to Cockcroft for Glencairn Pty Ltd, will be returned to the treasury for the Company's benefit as well as (ii) a forgiveness of the loan account of $280,920 held by Mr. Cockcroft. In addition, a cash payment of $525,000 was made to Mr. Cockcroft in full and final settlement of the claims between the Company and Cockcroft.

      Even though our auditor has expressed substantial doubt about our ability to continue as a going concern, and assuming that we do not commence some of our anticipated operations, we still believe that we have sufficient financial resources to meet our obligations for at least the next twelve months.

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

      Reclamation and Mine Closure Costs

      The Company is subject to foreign environmental laws and regulations. The Company has put in place ongoing pollution control and monitoring programs at its mine sites. Estimated future reclamation and mine closure costs are based principally on legal and regulatory requirements. Through September 30, 2005, such costs were accrued and charged over the expected operating lives of the Company's mines on an estimated useful life method. Ongoing reclamation activities are expensed in the period incurred.

      Intangible Assets

      Pursuant to SFAS No. 141 and SFAS No. 142, mineral interests associated with other than owned properties are classified as intangible assets. As of September 30, 2005, the Company had capitalized $4,603,276 related to the mineral rights. The mineral rights are being amortized using the units-of-production method.

      Loss Per Share

      Basic and diluted net (loss) income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." The effect of 8,758,333 warrants is not included in the calculation of diluted earnings per share as the effect was anti-dilutive for the three and six months ended September 31, 2005. The effect of 1,000,000 warrants is not included in the calculation of diluted earnings per share as the effect was anti-dilutive for the six months ended September 30, 2004.

      Fair Value of Financial Instruments

      The carrying amounts of the Company's financial instruments including accounts receivable accounts, payable, loans and notes payable approximate fair value due to the relatively short period to maturity for this instrument.

      Foreign Currency Translation

      The functional currency of the Company is the South African Rand. The financial statements of the Company are translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders' equity as other comprehensive income
(loss).

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

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective. In light of the material weakness described below, the Company performed additional post closing procedures to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes the financial statements presented in Item 7 of this Form 10Q fairly present, in all material respects, the Company's financial position, results of operations and cash flow for the periods presented.

      The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2005.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2005, management has identified the following material weaknesses:

      1. As of September 30, 2005, the Company did not have an effective control environment based on criteria established in "Internal Control - Integrated Framework" issued by COSO. The Company failed to design appropriate company wide policies and procedures over the accounting, revenue, procurement, human resources, treasury and risk management functions and did not uniformly and consistently communicate the importance of internal controls throughout the organization. In addition, the Company's policies and procedures with respect to review and supervision of its accounting operations at the divisional level were not operating effectively. This control deficiency, together with the control deficiencies described in Item 2 below, indicate that the Company did not maintain an effective control environment. This control deficiency could result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

      2. As of September 30, 2005, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements. In addition, the Company also failed to implement processes to ensure periodic monitoring of its existing internal control activities over financial reporting. Specifically, the Company had a shortage of finance and accounting staff with sufficient depth and skill in the application of U.S. generally accepted accounting principles and individuals in the finance function who did not have the appropriate skills, training and experience to meet the objective that should be expected of these roles.

      Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2005, based on the criteria in Internal Control - Integrated Framework.

      We have implemented our new SAP program and appointed a full-time accountant and corporate Secretary named Rinus Groeneveld, a South African chartered accountant, whom we believe will improve our controls and procedures.

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

Changes in Internal Control over Financial Reporting
----------------------------------------------------

      There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2005, other than as described above, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information
          -----------------

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

      One of our subsidiaries, Glencairn Gold Mine (Pty) Ltd., is involved in several lawsuits related to our prior operations and management. The prior management has provided a loan in the amount of $280,920 to offset any amounts due as a result of these lawsuits. At September 30, 2005, several of these lawsuits have resulted in judgments against us and we are negotiating with several vendors to establish monthly payment plans. These claims and legal proceedings relate to contractual rights and obligations and employment matters. We believe that these allegations have no merit and intend to vigorously defend these suits.

      On November 3, 2005, we settled a suit we had initiated against John Cockcroft, the former owner of Glencairn Gold Mine, regarding a breach of certain representations and warranties made by him in connection with our purchase of Glencairn. The complaint alleged that Mr. Cockcroft failed to disclose to us certain letters received by him from the Department of Minerals and Energy regarding the illegal dumping of mine residue on land held by the Wirwatersrand Gold Realisation Trust. This has now been settled amongst the parties as follows. The 1,500,000 common shares, valued at $3.00, which were paid to Cockcroft for Glencairn Pty Ltd, will be returned to treasury for Centurion's benefit as well as a forgiveness of the loan account of $280,920 held by Mr. Cockcroft. In addition, a cash payment of $525,000 was made to Mr. Cockcroft in full and final settlement of the claims between the Company and Cockcroft. These changes will be reflected in the next quarter's financial statements.

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

      During the quarter ended September 30, 2005, we issued in the aggregate 4,550,000 shares of our common stock as follows:

      During July 2005, the Company issued three million shares of common stock to related parties for redemption of loans and interest totaling $820,658.

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

(b) Reports on Form 8-K

During the quarter covered by this report, we filed the following:

      A report on Form 8-K dated July 7, 2005 regarding the abandonment on March 30, 2005, of the Share Sale Agreement between the Company and six other parties to acquire an environmental remediation company for $24.5 million.

      A report on Form 8-K dated July 25, 2005, as amended by a report on Form 8-K dated July 26, 2005, regarding the Company's entry into a Securities Purchase Agreement with certain investors, effective as of July 13, 2005 (the "Agreement"), whereby the Company authorized the sale of a minimum of $500,000 and a maximum of $3,000,000 of: (i) 7% secured convertible promissory notes of the Company, convertible into shares of common stock of the Company at a conversion price of $0.30 per share; and (ii) common stock purchase warrants, to purchase such number of shares of the Company's common stock based upon a 50% warrant coverage (defined as the product of 50% and the quotient of the dollar amount of promissory notes purchased divided by the warrant exercise price of $0.30)). In addition, the Agreement requires that an officer or director of the Company purchase at least $350,000 in convertible promissory notes.

      Pursuant to the Agreement, Dale Paul, the Company's Chief Executive Officer purchased $350,000 of the convertible promissory notes. In addition, on July 13, 2005, the Company sold an aggregate of $755,000 principal amount convertible notes and, in connection with such sale, the Company issued 1,258,333 warrants to purchase common stock at $0.30 per share.

      A report on Form 8-K dated September 27, 2005 regarding (i) entry into an Agreement whereby a company incorporated in the Republic of Ireland has agreed to make an offer to acquire all of the capital stock of the Company and (ii) the resignation of three of the Company's directors and the subsequent appointment of two directors.


                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Centurion Gold Holdings, Inc.
                                          (Registrant)

Date: November 21, 2005                   /s/ Andrew Dale Paul
                                          ----------------------------------
                                          Name: Andrew Dale Paul
                                          Title: Principal Executive Officer