Form 10QSB
period 2005-12-31
CENTURION GOLD HOLDINGS INC
filed 2006-02-14
CIK 1164538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       or

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

                              --------------------

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of February 6, 2006 was 210,816,321

Centurion Gold Holdings, Inc. Index to Form 10-QSB

Part I Financial Information.
       ---------------------

Item 1.     Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.     Controls and Procedures

Part II. Other Information.
         -----------------

Item 1.     Legal Proceedings

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Item 3.     Defaults upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

Part I. Financial Information

Item 1. Financial Statements

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES



                                    CONTENTS


PAGE         F-1       CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31,
                       2005 (UNAUDITED)

PAGE         F-2       CONDENSED  CONSOLIDATED  STATEMENTS OF OPERATIONS  FOR
                       THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2005 AND
                       2004 (UNAUDITED)

PAGES     F-3 - F-4    CONDENSED  CONSOLIDATED  STATEMENTS  OF CASH FLOWS FOR
                       THE NINE MONTHS ENDED  DECEMBER 31, 2005 AND 2004
                       (UNAUDITED)

PAGES     F-5 - F-13   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (UNAUDITED)

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2005
                                   (UNAUDITED)

                                     ASSETS
                                     ------

CURRENT ASSETS
 Cash                                                                            $     47,006
 Accounts receivable                                                                   79,828
 Inventories, net                                                                      33,845
 Prepaid expenses                                                                      13,194
                                                                                 ------------
     Total Current Assets                                                             173,873
                                                                                 ------------

MINING PROPERTY AND EQUIPMENT, NET                                                 21,153,446
                                                                                 ------------

OTHER ASSETS
 Investment in oil and gas leases                                                  15,015,000
 Restricted cash                                                                   11,306,637
 Deposit on pending acquisition                                                        34,871
 Other receivables                                                                    106,363
                                                                                 ------------
     Total Other Assets                                                            26,462,871
                                                                                 ------------

TOTAL ASSETS                                                                     $ 47,790,190
                                                                                 ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
 Accounts payable                                                                $    575,097
 Accrued interest                                                                     577,256
 Other accrued expenses                                                             1,413,700
 Convertible notes payable - net                                                      615,723
 Notes and loans payable - related parties                                          4,139,836
                                                                                 ------------
     Total Current Liabilities                                                      7,321,612
                                                                                 ------------

LONG-TERM LIABILITIES
 Convertible notes payable - net                                                    9,421,635
                                                                                 ------------

TOTAL LIABILITIES                                                                  16,743,247
                                                                                 ------------

STOCKHOLDERS' EQUITY
 Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding - Common stock, $0.0001 par value, 300,000,000 shares authorized, 210,816,321 shares issued
  and outstanding                                                                      21,082
 Additional paid-in capital                                                        56,437,862
 Deferred consulting expense                                                          (40,141)
 Accumulated deficit                                                              (25,312,129)
 Accumulated other comprehensive loss                                                 (59,731)
                                                                                 ------------
     Total Stockholders' Equity                                                    31,046,943
                                                                                 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 47,790,190
                                                                                 ============

     See accompanying notes to condensed consolidated financial statements.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    For the Three        For the Three         For the Nine         For the Nine
                                                     Months Ended         Months Ended         Months Ended         Months Ended
                                                   December 31, 2005    December 31, 2004    December 31, 2005    December 31, 2004
                                                     -------------        -------------        -------------        -------------
REVENUES                                             $     576,252        $     655,902        $   1,580,461        $   1,796,825

MINE COSTS AND EXPENSES                                    684,388              841,248            2,024,133            1,710,257
                                                     -------------        -------------        -------------        -------------

GROSS PROFIT (LOSS)                                       (108,136)            (185,346)            (443,672)              86,568

OPERATING EXPENSES
 Stock compensation                                        240,864                   --              722,592              357,390
 General and administrative expense                        584,494              436,895            1,628,800            1,480,998
 Impairment of mining assets                             9,300,000                   --            9,300,000                   --
                                                     -------------        -------------        -------------        -------------
      Total Operating Expenses                          10,125,358              436,895           11,651,392            1,838,388
                                                     -------------        -------------        -------------        -------------

LOSS FROM OPERATIONS                                   (10,233,494)            (622,241)         (12,095,064)          (1,751,820)

OTHER INCOME (EXPENSE)
 Gain on settlement of accounts payable                         --               10,115                   --              513,122
 Interest income                                                78                  662                  831                  899
 Other income                                                4,469                5,851               15,360               31,099
 Interest expense                                         (923,651)            (185,529)          (2,744,276)            (289,673)
 Loss on settlement of notes payable - related
  parties                                                       --                   --             (985,109)                  --
 Settlement of litigation                                 (265,966)                  --             (265,966)                  --
                                                     -------------        -------------        -------------        -------------
      Total Other Income (Expense)                      (1,185,070)            (168,901)          (3,979,160)             255,447
                                                     -------------        -------------        -------------        -------------
LOSS BEFORE PROVISION FOR INCOME TAXES                 (11,418,564)            (791,142)         (16,074,224)          (1,496,373)

PROVISION FOR INCOME TAXES                                      --                   --                   --                   --
                                                     -------------        -------------        -------------        -------------

NET LOSS                                               (11,418,564)            (791,142)         (16,074,224)          (1,496,373)

OTHER COMPREHENSIVE LOSS
 Foreign currency translation  loss                        (18,946)            (246,142)             (39,450)            (138,024)
                                                     -------------        -------------        -------------        -------------

COMPREHENSIVE LOSS                                   $ (11,437,510)       $  (1,037,284)       $ (16,113,674)       $  (1,634,397)
                                                     =============        =============        =============        =============

NET (LOSS) PER SHARE:
  BASIC                                              $       (0.09)       $       (0.02)       $       (0.19)       $       (0.03)
                                                     =============        =============        =============        =============
  DILUTED                                            $       (0.09)       $       (0.02)       $       (0.19)       $       (0.03)
                                                     =============        =============        =============        =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  BASIC                                                127,628,821           49,823,750           85,543,410           49,488,623
                                                     =============        =============        =============        =============
  DILUTED                                              127,628,821           49,823,750           85,543,410           49,488,623
                                                     =============        =============        =============        =============

     See accompanying notes to condensed consolidated financial statements.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  For the Nine         For the Nine
                                                                                  Months Ended         Months Ended
                                                                                December 31, 2005    December 31, 2004
                                                                                   ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                          $(16,074,224)       $ (1,496,373)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Impairment of mining assets                                                         9,300,000                  --
  Gain on forgiveness of accrued expense                                                     --             513,122
  Depreciation                                                                          212,663             174,058
  Stock issued for services                                                             121,900             357,390
  Amortization of note payable discount                                               1,919,398             290,038
  Deferred consulting expense                                                           722,592                  --
  Loss on settlement of notes payable - related parties                                 985,109                  --
 Changes in operating assets and liabilities:
  Accounts receivable                                                                   (50,123)              2,128
  Prepaid and other assets                                                              (13,194)              1,686
  Inventories                                                                           (18,746)             (3,341)
  Other receivables                                                                      32,285             (36,828)
  Deposits                                                                                   --                 554
  Accounts payable                                                                        1,007             (17,219)
  Accrued interest                                                                      440,607              12,676
  Other accrued expenses                                                                (99,194)             56,722
                                                                                   ------------        ------------
         Net Cash Used In Operating Activities                                       (2,519,920)           (145,387)
                                                                                   ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease (increase) in restricted cash                                                 438,863          (2,745,500)
 Deposit on pending acquisition                                                         (34,871)                 --
 Investment in oil and gas leases                                                    (3,015,000)                 --
 Purchase of property and equipment                                                    (119,300)           (117,807)
                                                                                   ------------        ------------
         Net Cash Used In Investing Activities                                       (2,730,308)         (2,863,307)
                                                                                   ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from convertible notes payable                                                755,000           2,015,098
 Repayment of convertible notes payable                                                (128,121)                 --
 Proceeds from notes and loans payable - related parties                              4,932,134             125,661
 Repurchase of common stock in connection with litigation settlement                   (264,034)                 --
 Proceeds from sale of common stock and warrants                                             --             979,333
                                                                                   ------------        ------------
         Net Cash Provided By Financing Activities                                    5,294,979           3,120,092
                                                                                   ------------        ------------

EFFECT OF EXCHANGE RATE ON CASH                                                         (39,450)           (110,497)
                                                                                   ------------        ------------

NET INCREASE IN CASH                                                                      5,301                 901

CASH - BEGINNING OF PERIOD                                                               41,705              27,303
                                                                                   ------------        ------------

CASH - END OF PERIOD                                                               $     47,006        $     28,204
                                                                                   ============        ============

     See accompanying notes to condensed consolidated financial statements.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                                   (UNAUDITED)

                                                          For the Nine         For the Nine
                                                          Months Ended         Months Ended
                                                       December 31, 2005     December 31, 2004
                                                        ---------------       ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid during the year for interest                 $        50,905       $            --
                                                        ===============       ===============

 Cash paid during the year income taxes                 $            --       $            --
                                                        ===============       ===============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


escrow for the acquisitions of Zaaiplaats Pty, Ltd., Majormatic 169 Pty, Ltd., and Diamont Platinum Mine with a total fair value of $21,062,500. These acquisitions have closed as mining permits have been secured.

During November 2005, the Company issued 2,750,000 shares of common stock with a value of $27,500 pursuant to an agreement for consulting fees.

During October 2005, the Company issued 60 million shares of common stock with a fair value of $12 million as additional consideration for the purchase of an interest in certain oil and gas leases.

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

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                                   (UNAUDITED)

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

       (C) Investment in Oil and Gas Leases

       The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether an individual well has found proved reserves. If it is determined that a well has not found proved reserves, the costs of drilling the well are expensed. The costs of development wells are capitalized whether productive or nonproductive.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                                   (UNAUDITED)


       Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by property basis, are not considered to be realizable. Depletion, depreciation and amortization ("DD&A") of capitalized costs of proved oil and gas properties is provided on a property-by property basis using the units of production method. The computation of DD&A takes into consideration dismantlement, restoration and abandonment costs and the anticipated proceeds from equipment salvage. The estimated dismantlement, restoration and abandonment costs are expected to be substantially offset by the estimated residual value of the lease and well equipment. An impairment loss is recorded if the net capitalized costs of proved oil and gas properties exceed the aggregate undiscounted future net revenues determined on a property-by-property basis. The impairment loss recognized equals the excess of net capitalized costs over the related fair value determined on a property-by-property basis.

       (D) Long-Lived Assets

       The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In accordance with SFAS No. 144, long-lived assets to be held are reviewed for evidence or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

       During the three month period ended December 31, 2005, the Company conducted an evaluation of its mining assets. Because of continued losses incurred by its Glencairn Gold Mine subsidiary and the uncertainty in productivity of the Company's other mining properties, the Company has recorded an impairment loss of $9.3 million.

       (E) Use of Estimates

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

       (F) Stock-Based Compensation

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

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                                   (UNAUDITED)

       (G) Loss Per Share

       Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." The effect of 8,758,333 warrants is not included in the calculation of diluted earnings per share as the effect was anti-dilutive for the three and nine months ended December 31, 2005. The effect of 1,000,000 warrants is not included in the calculation of diluted earnings per share as the effect was anti-dilutive for the nine months ended December 31, 2004.

       (H) Reclassifications

       Certain reclassifications were made to the December 31, 2004 financial statements to conform to the current presentation.

NOTE 2 INVESTMENT IN OIL AND GAS LEASES

       On October 17, 2005 (amended November 15, 2005), the Company entered into an agreement to purchase an undivided 75% working interest in certain oil and gas leases located in Alaska for $25 million. On December 28, 2005, the agreement was cancelled and a new one was made. In addition to the nonrefundable payments previously made totaling $375,000, the Company was required to pay and paid $375,000 for expenses relating to rental and permitting costs. The agreement also provides for the payment of a total of $12,875,000 for acreage acquisition costs payable $3.5 million by January 31, 2006 with the balance due by April 1, 2006. The Company will also be responsible for various costs to be incurred through commercial testing of the oil or gas well of approximately $24.5 million. The agreement also provides for the establishment of a separate entity at the Company's expense to hold the working interest rights. As additional consideration, the Company paid $2 million and issued 60 million shares of common stock with a fair market value of $12 million to buy out an option owned by the company referred to in the following paragraph.

       As consideration for introducing the parties to the agreement referred to above, the Company entered into an agreement dated October 28, 2005 to joint venture a 60% interest in the exploration of the rights under the agreement. The agreement also provides for the grant of a one-year option to purchase up to 20 million shares of the Company's common stock at $.50 per share.

       The Company's interest in the oil and gas leases referred to above is not complete under the agreement until the payment of $12,875,000 has been made.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                                   (UNAUDITED)


       The investment will be accounted for under the equity method of accounting. As of December 31, 2005, the Company paid $14,850,000 including deposits towards its interest in the oil and gas leases.

       During November 2005, the Company purchased a 10% working interest in other oil and gas leases in Texas for $165,000. This investment will be accounted for under the cost method of accounting.

NOTE 3 NOTES AND LOANS PAYABLE - RELATED PARTIES

       During the nine months ended December 31, 2005, stockholders loaned the Company a net amount of $4,932,134. Of this amount $4,110,799 was formalized into three separate loan agreements as follows:

       (A) Loan agreement dated October 28, 2005 in the amount of $2,475,000. The loan bears interest at 12% per annum and is secured by the Company's 60% interest in the rights to the oil and gas leases referred to in Note 2. The loan is due on the earlier of the sale of the rights, upon the Company raising additional equity, an event of default (as defined) or October 28, 2007. The funds were used to assist in the financing of a portion of the required payments under the gas and oil lease purchase agreement referred to in Note 2.

       (B) Loan agreement dated November 1, 2005 in the amount of $1,059,966. The loan bears interest at 12% per annum and is secured by substantially all assets of the Company. The loan is due on the earlier of the Company raising additional equity, an event of default (as defined), November 1, 2007 or on demand. The funds were used to assist in the funding of general operating expenses and its investment in oil and gas leases.

       (C) Loan agreement dated November 1, 2005 in the amount of $575,833. The loan bears interest at 12% per annum and is secured by substantially all assets of the Company. The loan is due on the earlier of the Company raising additional equity, an event of default (as defined), November 1, 2007 or on demand. The funds were used to assist in the funding of general operating expenses and its investment in oil and gas leases.

       As of December 31, 2005, accrued interest on these loans was $84,882.

       Other related party loans are unsecured, bear interest at 4% and are due on demand. As of December 31, 2005, principal and accrued interest was $29,037 and $3,768, respectively.

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

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                                   (UNAUDITED)


NOTE 4 CONVERTIBLE NOTES PAYABLE

       (A) Current

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

Convertible notes payable - face           $ 755,000
Discount on convertible note payable        (139,277)
                                           ---------
                                           $ 615,723
                                           =========

       (B) Long-Term

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

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                                   (UNAUDITED)


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

Convertible note payable - face            $     2,671,263
Discount on convertible note payable              (752,741)
                                           ---------------
                                           $     1,918,522
                                           ===============

       During February 2005, the Company entered into a convertible note payable for $10,000,000. The note is convertible into shares of the Company's common stock at $0.30 per share.

       As additional consideration, the Company issued warrants to purchase 3,750,000 shares of the Company's common stock at a purchase price of $0.30 per share. The Company accounted for the warrants and convertible note payable in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14). APB 14 requires a portion of the proceeds from the issuance of debt securities with detachable stock warrants to be allocated to the warrants and treated as paid-in capital. Any resulting discount or premium on the notes payable should be recorded and amortized over the life of the notes. The Company used the Black-Scholes model to determine the value of the warrants. Under the Black-Scholes model, the value of the warrants are determined by taking the difference between acquiring the stock outright and the present value of paying the exercise price on the expiration day. As a result, the Company valued the warrants at $1,113,930 and recorded a beneficial value of $2,333,333. This amount was recorded as paid-in capital and the resulting discount on the notes payable was recorded and is being amortized using the interest method over the life of the notes. The Company also incurred direct offering costs of $444,000. During March 2005, notes payable of $75,000 was converted into 250,000 shares of common stock. During the nine months ended December 31, 2005, notes payable of $144,000 was converted into 480,000 shares of common stock. The note is secured by all of the tangible and intangible assets of the Company. The note is due in February 2007.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                                   (UNAUDITED)


Convertible note payable - face            $     9,652,879
Discount on convertible note payable            (2,149,766)
                                           ---------------
                                           $     7,503,113
                                           ===============

NOTE 5 RELATED PARTY TRANSACTIONS

       See Notes 3 and 10.

NOTE 6 STOCKHOLDERS' EQUITY

       (A) Common Stock Issued For Services and Note Payable Conversions

       During November 2005, the Company issued 2,750,000 shares of common stock with a value of $27,500 pursuant to an agreement for consulting fees.

       During July and August 2005, convertible notes payable totaling $463,737 and accrued interest of $1,263 was converted into 1,550,000 shares of common stock.

       During July 2005, the Company issued 3 million shares of common stock to related parties for redemption of loans and accrued interest totaling $820,658 (See Note 3).

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

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                                   (UNAUDITED)


       (B) Common Stock Issued For Acquisitions

       In December 2005, the Company issued a total of 79,500,000 common shares from escrow for the acquisitions of Zaaiplaats Pty, Ltd., Majormatic 169 Pty, Ltd., and Diamont Platinum Mine with a total fair value of $21,062,500. These acquisitions have closed as mining permits have been secured. The fair value was allocated to mining rights.

       During October 2005, the Company issued 60 million shares of common stock with a fair value of $12 million as additional consideration for the purchase of an interest in certain oil and gas leases (Note 2).

NOTE 7 COMMITMENTS AND CONTINGENCIES

       (A) Litigation

       The Company's Glencairn Gold Mine subsidiary was involved in several lawsuits related to the prior operations and management of the Company. The prior management of the Company has provided a loan in the amount of $280,920 to offset any amounts due as a result of these lawsuits.

       In November 2005, a settlement was reached whereby the loan was repaid and the Company repurchased 1,500,000 shares of common stock issued for an additional payment of $264,034. As of December 31, 2005, several other lawsuits have resulted in judgments against the Company and the Company is negotiating with several vendors to establish monthly payment plans. These claims and legal proceedings relate to contractual rights and obligations and employment matters. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations.

       (B) Oil and Gas Leases

       In connection with the purchase of the Alaska oil and gas leases, the Company is required to pay a total of $12,875,000 for acreage acquisition costs payable $3.5 million by January 31, 2006 with the balance due by April 1, 2006. The Company will also be responsible for various costs to be incurred through commercial testing of the oil or gas well of approximately $24.5 million. In addition, in connection with the purchase of the Texas oil and gas leases, the Company will be responsible for 10% of any future drilling costs.

                 CENTURION GOLD HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                                   (UNAUDITED)


NOTE 8 SALES CONCENTRATIONS

       During the nine months ended December 31, 2005, 100% of the Company's revenues were derived from two mines located in South Africa. In addition, 55% of the Company's assets are located in South Africa.

NOTE 9 GOING CONCERN

       As reflected in the accompanying condensed consolidated financial statements, the Company has a working capital deficiency of $7,512,365, an accumulated deficit of $25,312,129 and a negative cash flow from operations of $2,155,294. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate increased revenues and begin raising capital to begin production at its other mining claims and oil and gas leases. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

       The Company continues to increase its production at the Primrose Mine and has closed on three mine acquisitions. Management also believes that the actions presently being taken to raise capital, implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

NOTE 10  SUBSEQUENT EVENTS

       (A) Acquisitions

       During May 2005, the Company issued 9 million shares of common stock with a fair value of $2,250,000 for the acquisition of Uvongo Pty, Ltd., 16.5 million shares of common stock with a fair value of $4,125,000 for the acquisition of Fulloutput Pty, Ltd. and 2.1 million shares of common stock with a fair value of $525,000 for the acquisition of Kwela Pty, Ltd. The Company will allocate the purchase price of the assets acquired to mining rights.

       None of these mines are in operation or have mining permits. As of January 30, 2006, none of the acquisitions have closed. All the common shares are held in escrow until mining permits are secured, at which time the acquisition will close.

       (B) Letter of Intent

       In October 2005, the Company entered into a Letter of Intent with a Canadian natural resources company to sell 10.4% of its stake in the Naboom Platinum project. As consideration for the sale, the Canadian company will issue 20 million shares of its common stock and pay a 1% royalty fee on future production. In addition, the Company gave the exclusive right for twelve months to acquire the balance of the project for $17 million. On February 10, 2006, the Company elected to cancel the Letter of Intent.

Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Forward-Looking Statements

      The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report. Our independent auditors have expressed in their audit opinion dated March 31, 2005 that there is substantial doubt that we can continue as a going concern unless we can further implement our business plan, raise capital and generate revenues.

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

      In the last quarter, we have also begun to invest in certain oil and gas leases, as described below.

      Approximately one year ago, we commenced operations on the third shaft of the Primrose mine "Moss Rose" and began mining ore from this shaft in March 2005. The Moss Rose shaft has added approximately 1,000 tons of ore to the plant at an average indicated grade of approximately .16 ounces per ton. In addition, the Stanhope shaft is fully commissioned and is currently producing approximately 800 tons. The Waverly Shaft still continues to account for the bulk of our production. Our strategy of increasing the surveying team is starting to pay off and the appointment of Geologist Nathan Williams has improved grades. We believe that this not only will improve the net pay of gold but, more importantly, improve the consistency of grades coming out of Waverly. The Waverly shaft is now up to approximately 2,500 tons per month, but due to the high costs on a low volume of production, and the continued losses from the operation, we have impaired this asset for a total of $9,300,000.

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

      The Sellies mine is no longer in production and was impaired last year.

      We are still awaiting the new mining license in order to commence mining at the Chrome Mines, Marikana and Spruitfontein. There is a significant backlog in the application at the Government Department of Mineral and Energy and no assurance can be given that we will be approved within a reasonable time period.

      We have received two out of the five exploration licenses submitted for the South Rand Gold Basin project and we expect to receive the others within the next three months. This will then allow us to start our exploration project. We also have received the mining exploration license for the Zaaiplaats project and we will start finalizing final exploration criteria with the goal of beginning commercialization of this project by April 2006.

      In October 2005, we entered into an agreement with Escopeta Oil Co., LLC ("Escopeta") to purchase certain of Escopeta's oil and gas interests located in the Cook Inlet of Alaska in the Kitchen and East Kitchen Prospects. In February 2006, we signed an engagement letter with Investec Plc in London to do an Initial Public Offering ( IPO ) of a newly-formed company to which we will transfer Escopeta's oil and gas interests in order to raise money to pay for the oil and gas leases in the Cook Inlet and to fund the first drilling of such area in the summer of 2006. We plan to raise $24.5 million in the IPO, before expenses, although no assurances can be given that any money will be raised pursuant to such IPO.

Business Outlook

Results and Plan of Operations

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2005 WITH THE THREE MONTHS ENDED DECEMBER 31, 2004

      For the quarter ended December 31, 2005, we had revenues of $576,252 compared to the quarter ended December 31, 2004 of $655,902, with direct mining costs and expenses of $684,388 compared to the previous period of $841,248, for a gross loss of ($108,136) compared with the previous period of a gross loss of ($185,346). For the quarter ended December 31, 2005, we had total operating expenses of $10,125,358 compared to $436,895 for the quarter ended December 31, 2004, resulting in a loss from operations of ($10,233,494) compared to ($622,241) for the quarter ended December 31, 2004. Operating expenses for the quarter ended December 31, 2005 consist of stock compensation expenses of $240,864 compared to $0 for the quarter ended December 31, 2004, general and administrative expenses of $584,494 compared to $436,895 for the quarter ended December 31, 2004 and an impairment in mining assets of $9,300,000 for the quarter ended December 31, 2005 compared to $0 for the previous period. For the quarter ended December 31, 2005, finance costs were ($923,651) compared to ($185,529) for the quarter ended December 31, 2004. For the quarter ended December 31, 2005, we had other income, including interest income, of $4,547 compared to $6,523 for the previous period.

      During the quarter ended December 31, 2005, we incurred an expense for the settlement of litigation with John Cockcroft in the amount of $265,966 compared to $0 for the previous quarter. As a result of the above, we had a net loss for the quarter ended December 31, 2005 of ($11,418,564) compared to a net loss for the quarter ended December 31, 2004 of ($791,142). We had a foreign currency translation loss of ($18,946) compared to a loss of ($246,142) for the previous period. As a result of the above, we had a comprehensive loss of ($11,437,510) for the quarter ended December 31, 2005 compared to a comprehensive loss for the quarter ended December 31, 2004 of ($1,037,284).

      Losses from operations in the last quarter were due mainly to low grades and inconsistencies of the reef we are currently mining. We have improved upon our operations by increasing our surveying of the reef to maintain a consistent flow of higher grade material to the plant. Other factors contributing to our operating losses are: (i) the relatively expensive mining methods utilized to reclaim higher grade panels of low tonnage, which in turn, has increased our explosives bill; (ii) haulage costs from relatively inaccessible small stopes relative to the vertical shaft (3) the very high cost of running a large plant capable of milling twenty thousand tons but only doing three thousand tons, (4) the constant repairs and maintenance needed on a plant of this nature with very hard material being milled. To compensate for such shortfalls, we are considering constructing other shafts closer to the stopes - adjoining larger mine panels with more consistent grades, and looking for other material from neighbouring mining operation to increase through put on the plant to reduce unit cost. We are now starting to reap the benefits of the increased surveying team and grades are improving. In addition, the price of gold has improved in US Dollar terms and the Rand has depreciated to the dollar improving the net price to us by 19% from December 2005. We expect that this will start to improve our bottom line in the next quarter. The expenses of reclamation mining are high and grades are often erratic leading to losses being incurred over the last three quarters and hence the decision to record an impairment in mining assets. Costs have been carefully monitored and managed and have decreased by 20% in the last quarter and with the stronger gold price this should improve margins and bottom line revenues.

      For the third quarter ended December 31, 2005, the revenue was 11% lower than the equivalent quarter of 2004. The average gold price as measured in Rand terms was 19% higher than the December 2004 quarter and production was lower than the equivalent quarter in 2004 mainly due to lower and inconsistent grades coming out of the Waverly shaft which we now believe we have improved upon by appointing senior Geologist Nathan Williams to head our surveying team. We believe conditions will improve with even better planning and additional teams implemented in the opening of new stopes faces which will provide the production team with more efficient working areas. We recently appointed a manager to enable us to effectuate our plan of action. We intend to improve our underground facilities with the net proceeds from our financings. Costs were markedly increased, especially labor costs, due to: (i) increasing the teams for opening up the stopes; (ii) increasing the mining teams to increase production; (iii) an increase in expenses to improve the underground facilities, tracks, locomotives, coco pans and general haulage systems; and (iv) improvements on the plant. We believe the current upward trend of gold prices will continue into our fourth quarter which we believe will increase our revenues in our fourth quarter. In Rand terms, the average price of gold for December 2005 was approximately 19% higher than the average prices in the quarter ended December 31, 2005.

COMPARISON OF THE NINE MONTHS ENDED DECEMBER 31, 2005 WITH THE NINE MONTHS ENDED DECEMBER 31, 2004

      For the nine months ended December 31, 2005, we had revenues of $1,580,461 compared to the nine months ended December 31, 2004 of $1,796,825, with direct mining costs and expenses of $2,024,133 compared to the previous period of $1,710,257 for a gross loss of ($443,672) compared with the previous period of gross income of $86,568. For the nine months ended December 31, 2005, we had total operating expenses of $11,651,392 compared to $1,838,388 for the nine months ended December 30, 2004, resulting in a loss from operations of ($12,095,064) compared to ($1,751,820) for the nine months ended December 31, 2004. Operating expenses for the nine months ended December 31, 2005 consist of stock compensation expenses of $722,592 compared to $357,390 for the nine months ended December 31, 2004, general and administrative expenses of $1,628,800 compared to $1,480,998 for the nine months ended December 31, 2004 and an impairment in mining assets of $9,300,000 (as described in the previous section) compared to $0 for the nine months ended December 31, 2004. For the nine months ended December 31, 2005, finance costs were ($2,744,276) compared to ($289,673) for the nine months ended December 31, 2004. For the nine months ended December 30, 2005, we had other income, including interest income, of $16,191 compared to $31,998 for the previous period.

      In addition, for the nine months ended December 31, 2005, we had a loss on settlement of notes and loan payable - related parties of ($985,109) compared to $0 for the previous quarter. We also incurred an expense of ($265,966) for settlement of a litigation (as described in the previous section) compared to $0 for the previous period. We had a foreign currency translation loss of ($39,450) compared to a loss for the previous period of ($138,024). As a result of the above, we had a comprehensive loss of ($16,113,694) for the nine months ended December 31, 2005 compared to a comprehensive loss for the nine months ended December 31, 2004 of ($1,634,397).

      We are currently awaiting the new mining license for each of the following mines: the Chrome Mines, Marikana and Spruitfontein. Upon receipt of this license, open cast mining will commence. We have received our mining exploration rights for the Zaaiplaats (Pty) Ltd. Properties. We still await mining exploration licenses for Fulloutput, Kwela Pty Ltd and Uvongo Pty Ltd before we can close on all these acquisitions and start exploration programs. We have been issued two exploration licenses on the farms Rietfontein 566, Drukfontein 61IR and Roodepoort 598ir and await the other three for Uvongo shortly. The contracts for Zaaiplaats Pty Ltd, Majormatic 169 Pty Ltd and K and R Pty Ltd have closed and common stock previously held in escrow was issued.

      We believe that, although our auditor expressed substantial doubt about our ability to continue as a going concern due to our management advancing loans to the company to cover operational expenses, the approximately $13.0 million in debt owed to Laurus Master Fund, Ltd. and our increased level of production at Primrose Gold Mine, we will be able to satisfy our cash requirements for at least the next 12 months.

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

      o Capital expenditures during the nine months ended December 31, 2005 were approximately $125,000 (excluding costs of acquisitions and the investment in oil and gas leases). We expect to spend $50,000 in capital expenditures during the next quarter. These capital improvements on the plant, shafts and underground facilities have allowed us to slowly increase our production to approximately 4500 tons per month in our fourth quarter.

      o Due to the strengthening of the gold market, and consistent with our exploration growth strategy, we expect fiscal year 2006 exploration, research and development expenditures will total approximately $500,000.

Liquidity and Capital Resources

      Our total current liabilities exceed our total current assets and may continue to do so in the future. Management believes that our organic business expansion will not require significant capital resources or outlays by us. We expect to pay down accounts payable and notes payable from current and future Primrose Gold Mine cash flows. We have begun processing the gold bearing ore from the new Stanhope and the Moss Rose shafts at the Primrose facility, which management believes will increase the revenues at Primrose Gold Mine in fiscal year 2006. During the nine months ended December 31, 2005, stockholders loaned the Company a net additional $4,932,134. Of this amount, $4,110,799 was formalized into three separate loan agreements. These loans bear interest at 12%, are secured by substantially all of the assets of the Company and are due through November 2007 unless demanded earlier. Other stockholder loans are unsecured, bear interest at 4% and are due on demand. We will continue to use any cash flow generated by the Primrose mine as well as the funds raised from our debt financing to reduce these liabilities during the 2006 fiscal year.

      In June 2005, convertible notes payable of $9,000 were converted into 30,000 shares of common stock.

      In July 2005, we issued an aggregate of $755,000 convertible promissory notes to five investors which notes are convertible into shares of our common stock at a price of $.30 per share and we issued 1,258,333 warrants to purchase our common stock at $.30 per share.

      During July 2005, the Company issued three million shares of common stock to related parties for redemption of loans and interest totaling $820,658.

      During July and August 2005, convertible notes payable totaling $463,737 and accrued interest of $1,263 were converted into 1,550,000 shares of common stock.

      On October 17, 2005, as amended November 15, 2005, we entered into a new agreement to purchase an undivided 75% working interest in certain oil and gas leases located in Alaska for $25 million ("the Alaska Agreement"). On December 28, 2005, the agreement was canceled and a new one was made. In addition to the nonrefundable payments of $375,000 previously made, we paid an additional $375,000 for expenses relating to rental and permitting costs. The agreement also provides for the payment of a total of $12,875,000 for acreage acquisition costs payable by April 1, 2006. We also will be responsible for various costs to be incurred through commercial testing of the oil or gas well of approximately $24.5 million which we will raise through an Initial Public Offering (IPO) and have engaged the investment bankers Investec Plc of London to finalize this. The Alaska Agreement further provides for the establishment of a new, separate corporate entity at our expense to hold the lease interest rights and to serve as a vehicle to list such rights through an IPO on the London AIM market. As additional consideration, we paid $2,000,000 and issued 60 million shares of our common stock, valued at $12,000,000, to buy out an option owned by a company called Carbon Investments Ltd.("Carbon")

      As consideration for introducing the parties to the Alaska Agreement, we entered into an agreement with Carbon, dated October 28, 2005, to joint venture a 60% interest in the exploration of rights under the Alaska Agreement. The joint venture agreement also provides for the grant of a one-year option to purchase up to 20 million shares of our common stock at $0.50 per share. Our interest in the Alaska Agreement will be complete when the IPO is completed and the new corporate entity pays the $12,875,000.

      On November 3, 2005, the Company settled a lawsuit we had initiated against John Cockcroft, the former owner of Glencairn Gold Mine, regarding a breach of certain representations and warranties made by him in connection with our purchase of Glencairn. Pursuant to the terms of the settlement: (i) the 1,500,000 common shares, valued at $3.00, which were paid to Cockcroft for Glencairn Pty Ltd, were repurchased by the Company for $264,034 and the (ii) loan account of $280,920 held by Mr. Cockcroft was forgiven.

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

Reclamation and Mine Closure Costs

      The Company is subject to foreign environmental laws and regulations. The Company has put in place ongoing pollution control and monitoring programs at its mine sites. Estimated future reclamation and mine closure costs are based principally on legal and regulatory requirements. Through December 31, 2005, such costs were accrued and charged over the expected operating lives of the Company's mines on an estimated useful life method. Ongoing reclamation activities are expensed in the period incurred.

Intangible Assets

      Pursuant to SFAS No. 141 and SFAS No. 142, mineral interests associated with other than owned properties are classified as intangible assets. As of December 31, 2005, the Company had capitalized $25,720,183 related to the mineral rights. The mineral rights are being amortized using the units-of-production method. During the quarter ended December 31, 2005, an impairment was recorded of $9,300,000.

Loss Per Share

      Basic and diluted net (loss) income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." The effect of 8,758,333 warrants is not included in the calculation of diluted earnings per share as the effect was anti-dilutive for the three and nine months ended December 31, 2005. The effect of 1,000,000 warrants is not included in the calculation of diluted earnings per share as the effect was anti-dilutive for the nine months ended December 31, 2004.

Fair Value of Financial Instruments

      The carrying amounts of the Company's financial instruments including accounts receivable, accounts payable, loans and notes payable approximate fair value due to the relatively short period to maturity for this instrument.

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

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective. In light of the material weakness described below, the Company performed additional post closing procedures to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes the financial statements presented in Item 1 of this Form 10Q fairly present, in all material respects, the Company's financial position, results of operations and cash flow for the periods presented.

      The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, management has identified the following material weaknesses:

      1. As of December 31, 2005, the Company did not have an effective control environment based on criteria established in the "Internal Control - Integrated Framework" issued by COSO. The Company failed to design appropriate company wide policies and procedures over the accounting, revenue, procurement, human resources, treasury and risk management functions and did not uniformly and consistently communicate the importance of internal controls throughout the organization. In addition, the Company's policies and procedures with respect to review and supervision of its accounting operations at the divisional level were not operating effectively. This control deficiency, together with the control deficiencies described in paragraph 2 below, indicate that the Company did not maintain an effective control environment. This control deficiency could result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

      2. As of December 31, 2005, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements. In addition, the Company also failed to implement processes to ensure periodic monitoring of its existing internal control activities over financial reporting. Specifically, the Company had a shortage of finance and accounting staff with sufficient depth and skill in the application of U.S. generally accepted accounting principles and individuals in the finance function who did not have the appropriate skills, training and experience to meet the objective that should be expected of these roles.

      Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria in Internal Control - Integrated Framework.

      We have implemented our new SAP program and appointed a full-time accountant and corporate Secretary named Rinus Groeneveld, a South African chartered accountant, whom we believe will improve our controls and procedures.

      In addition, in a memorandum dated February 3, 2006, the Company's accountants identified the following material weaknesses during the performance of their review of the Company's condensed consolidated financial statements for the quarter ended December 31, 2005 which related to the Company's:
(i)   non-timely reconciliation of accounts and non-timely journal entries,
(ii)  its handling of related party transactions, and
(iii) its procedures for recording of subsequent events.

The Company's Audit Committee addressed each comment by outlining its procedures for each reporting function.

Plan for Remediation of Material Weaknesses

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

Changes in Internal Control over Financial Reporting

      There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2005, other than as described above, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      One of our subsidiaries, Glencairn Gold Mine (Pty) Ltd., is involved in several lawsuits related to our prior operations and management. The prior management has provided a loan in the amount of $280,920 to offset any amounts due as a result of these lawsuits. At December 31, 2005, several of these lawsuits have resulted in judgments against us and we are negotiating with several vendors to establish monthly payment plans. These claims and legal proceedings relate to contractual rights and obligations and employment matters. We believe that these allegations have no merit and intend to vigorously defend these suits.

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


Item 2. Changes in Securities and Small Business Issuer Purchases of Equity

      The following is a list of our securities that have been sold or issued by us during the past quarter. Certain of the securities were sold without registration under the Securities Act of 1933, in reliance on Regulation D and/or Section 4(2) of the Securities Act of 1933.

      During the quarter ended December 31, 2005, we issued in the aggregate 142,250,000 shares of our common stock as follows:

      During October 2005, the Company issued 60 million shares of common stock with a fair value of $12 million as additional consideration for the purchase of an interest in certain oil and gas leases.

      During November 2005, the Company issued 2,750,000 shares of common stock with a value of $27,500 pursuant to an agreement for consulting fees.

      During December 2005, the Company issued a total of 79,500,000 shares of common stock for the acquisitions of Zaaiplaats Pty, Ltd., Majormatic 169 Pty Ltd., and Diamont Platinum Mine for a total fair value of $21,062,500.


Item 3. Default upon Senior Securities

Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

In October 2005, the Company entered into a Letter of Intent (the "LOI") with a Canadian natural resources company to sell 10.4% of the Company's stake in the Naboom Platinum project. As consideration for such sale, the Canadian company would issue 20 million shares of its common stock and pay a 1% royalty fee on future production. In addition the Company gave the Canadian company the exclusive right to acquire the balance of the project for $17 million for a twelve month period. On February 10, 2006, the Company elected to cancel the LOI.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits


      31.1. Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2. Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1. Certification of Chief Executive Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2. Certification of Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

      On October 17, 2005, the Company filed a report on Form 8-K regarding the Company's entry into an agreement with the shareholders of K and R Pty Ltd. ("KR") whereby the Company acquired 100% of the capital stock of KR in exchange for 22,500,000 shares of the Company's common stock.

      On October 25, 2005, the Company filed an amended Form 8-K regarding the Company's entry into an agreement with Escopeta Oil Co., LLC ("Escopeta") whereby the Company agreed to purchase certain oil and gas interests of Escopeta. The Company paid Escopeta $125,000 for the right to enter into the transaction. The agreement further provided that (i) the Company will pay $23,875,000 ($17,875,000 in cash and $6,000,000 of the Company's common stock)
to purchase the assets and (ii) the Company must make further payments of $28,000,000 to Escopeta.

      On November 7, 2005 the Company filed an 8-K reporting that an October 28, 2005, (i) it entered into an agreement with Davos Limited, a company registered under the laws of the British Virgin Islands ("Davos") pursuant to which Davos will advance $2,475,000 to Centurion to finance some of the Company's required payments under its agreement with Escopeta. The Davos advancements will bear interest at 12% per annum; and (ii) it entered into an agreement with Carbon Investments Ltd. ("Carbon"), pursuant to which Carbon and Centurion have agreed to joint venture the project with Escopeta (Carbon will have a 60% interest of Centurion and Centurion will have 40% interest) and Centurion granted Carbon a one year option to purchase up to 20,000,000 shares of Centurion's common stock at $.50 per share.

      On February 7, 2006, the Company filed an 8-K reporting (i) that, on February 2, 2006, the Company entered into an agreement with Investec (UK) limited ("Investec") whereby Investec agreed to act as the nominated broker and advisor to Escopeta for the proposed placement of shares of Escopeta and admission of Escopeta's share capital to trading on the AIM market of the London Stock Exchange; and (ii) that on February 6, 2006, the Company entered into an engagement agreement with Ashurst whereby Ashurst will represent the Company in the AIM listing of Escopeta.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Centurion Gold Holdings, Inc.
(Registrant)

Date: February 14, 2006                    /s/ Andrew Dale Paul
                                           ---------------------
                                           Name: Andrew Dale Paul
                                           Title: Principal Executive Officer